Form 10-Q
period 2017-06-30
BioCrude Technologies USA, Inc.
filed 2017-09-12
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017 or

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 000-55818

BioCrude Technologies USA, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	81-2924160
(State of incorporation)	(I.R.S. Employer Identification No.)

1255 Phillips Square, Suite 605
Montreal, QB, Canada H3B 3G5
(Address of principal executive offices)
514-962-0070 (Registrant’s telephone number including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of September 11, 2017, the issuer had 49,939,559 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	Note	June 30, 2017	December 31, 2016

ASSETS
Current
Cash		$426	$168
		$426	$168

CURRENT LIABILITIES

Accounts payable and accrued liabilities		$33,799	$2,784

Accounts payable and accrued liabilities - related parties	3	162,233	175,215

Convertible debts	4	76,645	37,825

Convertible debt - related parties	3	8,000	—

Loans payable - related parties	3	119,003	115,272
TOTAL LIABILITIES		399,680	331,096

STOCKHOLDERS’ DEFICIT

Share Capital	5	49,807	49,805

Additional Paid in Capital		5,938,835	5,934,725

Foreign currency translation reserve		25,031	28,700

Deficit		(6,412,927)	(6,344,158)

TOTAL STOCKHOLDERS’ DEFICIT		(399,254)	(330,928)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$426	$168

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

		For the Three Months Ended		For the Six Months Ended
	Note	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

EXPENSES
General and administrative		21,443	56,309	64,075	97,495
Total Operating Expenses		21,443	56,309	64,075	97,495

Loss From Operations		(21,443)	(56,309)	(64,075)	(97,495)

Interest Expense		2,199	1,246	4,694	3,318

Net loss		$(23,642)	$(57,555)	$(68,769)	$(100,813)

Other Comprehensive income (loss) – adjustment to foreign currency translation		(2,759)	(12)	(3,669)	7,592

Comprehensive loss for the period		$(26,401)	$(57,567)	$(72,438)	$(93,221)

Loss per share - basic and diluted		$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding - basic and diluted		49,807,453	49,788,260	49,806,803	48,074,451

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Number of shares	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit

Balance December 31, 2015	45,472,843	$45,473	$5,837,501	$32,124	$(6,153,536)	$(238,438)

Share-based payments	24,100	24	24,274	—	—	24,298
Issuance of common stock for debt conversion	4,305,302.00	4,305	67,951	—	—	72,256
Proceeds from issuance of common stock for cash	2,858	3	4,999	—	—	5,002
Foreign exchange translation adjustments	—	—	—	(3,424)	—	(3,424)
Net loss for the year	—	—	—	—	(190,622)	(190,622)

Balance December 31, 2016	49,805,103	49,805	5,934,725	28,700	(6,344,158)	(330,928)

Share-based payments	2,350	2	4,110	—	—	4,112
Foreign exchange translation adjustments	—	—	—	(3,669)	—	(3,669)
Net loss for the period	—	—	—	—	(68,769)	(68,362)

Balance, June 30, 2017	49,807,453	$49,807	$5,938,835	$25,031	$(6,412,927)	$(399,254)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(68,769)	$(100,813)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based payments	4,112	22,373
Changes in net operating assets and liabilities
Accounts payable and accrued liabilities	2,324	3,219
Accounts payable and accrued liabilities - related party	31,014	3,099
Net cash used in operating activities	(31,319)	(72,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) from/on related party loan	(15,391)	59,544
Proceeds from issuance of convertible debt - related parties	8,000	—
Proceeds from issuance of convertible debt	38,820	14,452
Net cash provided by financing activities	31,429	73,996

Impact on cash from foreign currency translation	148	272

NET INCREASE IN CASH	258	2,146

CASH AT THE BEGINNING OF THE PERIOD	168	—

CASH AT THE END OF THE PERIOD	$426	$2,146

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DURING THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

BioCrude Technologies USA, Inc. (the “Company” and/or “BioCrude”) was originally organized in the State of Nevada on August 4, 2015 and is a startup company that provides consulting as well as supplies waste management services, more particularly, with specialization in the Waste to Energy (W2E) milieu. The mission and ethos of the Company is to acquire the necessary Concessions from appropriate Governmental Authorities of municipalities/countries responsible for same, in order for the Company to implement its technical expertise and knowhow to develop its proposed “Integrated Municipal Solid Waste (“MSW”) to Renewable Energy Complex” for the treatment and disposal of MSW for municipal applications.

On April 4, 2017, the Company entered a Joint Venture Agreement with Sinoconst Hong Kong Co., Limited (“Sinoconst”) whereby a Special Purpose Vehicle (“SPV”) is formed for the design, construction, and financing of municipal solid waste to energy facilities. During the six months ended June 30, 2017, BioCrude Technologies (Hong Kong) Limited., a SPV was incorporated for such purposes and is jointly owned by the Company and Sinoconst.

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016 included in the Company’s registration statement on Form S-1/A, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form S-1/A. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six-month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with GAAP in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

The consolidated financial statements herein have been prepared in accordance with GAAP and include the accounts of the Company and its wholly-owned subsidiary as follows:

Name of Subsidiary	Country of Incorporation	Ownership	Principle Activities
BioCrude Technologies (Hong Kong) Limited.	China	70%	Waste management

All intercompany accounts and transactions have been eliminated.

NOTE 2 – GOING CONCERN

As of June 30, 2017, the Company had an accumulated deficit of $6,418,927 and negative working capital of $405,254. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management plans to obtain additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern.

NOTE 3 – RELATED-PARTY TRANSACTIONS

Due to Related Party

As at June 30, 2017, the Company had outstanding advances due to the Company’s Chief Executive Officer of $162,233 (December 31, 2016 - $175,215) included in accounts payable – related parties. These amounts are unsecured, due on demand and bear no interest.

During the six months ended June 30, 2017, the Company made net repayments of $15,391 (2016 - $nil) to the Company’s Chief Executive Officer for amounts previously advanced to the Company.

Convertible Debt – Related Parties

During the six months ended June 30, 2017, the Company converted $nil (2016 - $50,484) of outstanding convertible debt payable to related parties.

During the six months ended June 30, 2017, the Company received gross proceeds of $8,000 from issuance of a convertible debt to a related party. It is payable to a related party that matures on December 31, 2017, has an interest rate of 5% per annum, and is convertible into common stock of the Company at $1.60 per share. During the six months ended June 30, 2017 the Company recorded interest expenses of $158 (2016 - $nil).

As of June 30, 2017, pursuant to the convertible debts, the Company has a principal balance outstanding of $8,000 (December 31, 2016 - $nil) and accrued interest of $4,409 what is included in accounts payable – related parties. Subsequent to June 30. 2017, the principal balance was converted into 5,000 common stock of the Company.

Loans Payable – Related Parties

As of June 30, 2017, the Company had $125,003 (December 31, 2016 - $115,272) of outstanding loans payable to related parties that are past due and have an annual interest rate of 4%.

During the six months ended June 30, 2017, the Company recorded interest expenses of $2,319 (2016 - $3,318). As of June 30, 2017, the Company has accrued interest balances of $8,287 (December 31, 2016 - $5,968).

Related Party Transactions

During the six months ended June 30, 2017, the Company incurred $16,137 in professional fees to the Company’s Chief Executive Officer.

NOTE 4 – CONVERTIBLE DEBTS

During the six months ended June 30, 2016, the Company agreed to convert $15,145 of outstanding convertible debt into 42,000 common shares of the Company.

During the year ended December 31, 2016, the Company issued convertible debts of $20,000 to third parties. The convertible debts were due on December 31, 2017, have an interest rate of 10% per annum and are convertible into common stock at $1.25 per share. During the six months ended June 30, 2017, the Company recorded interest expense of $998 (2016 - $nil) on the convertible debts. As of June 30, 2017, the Company owed $21,590 (December 31, 2016 - $20,592) under the convertible debt, including $1,590 accrued interest recorded as accounts payable – related parties. Subsequent to June 30, 2017, the principal balances were converted into 16,000 common stock of the Company.

During the year ended December 31, 2016, the Company issued a convertible debt of $7,825 to a third party. The convertible debt matures on December 31, 2016, has an annual interest rate of 10% and are convertible into common stock of the Company at $1.25 per share. During the six months ended June 30, 2017 the Company recorded interest expense of $390 (2016 – nil) on the debt. As of June 30, 2017, the Company has a balance outstanding $8,646 (December 31, 2016 - $8,256) under the convertible debt, including $821 accrued interest recorded as accounts payable – related parties. Subsequent to June 30, 2017, the principal balance was converted into 6,260 common stock of the Company.

During the year ended December 31, 2016, the Company issued convertible debt of $10,000 to a third party. The convertible debt matures on December 31, 2017, has an annual interest rate of 5% and is convertible into common stock of the Company at $1.65 per share. During the six months ended June 30, 2017, the Company recorded interest expense of $249 (2016 - $nil) on the debt. As of June 30, 2017, the Company has an outstanding balance of $10,308 (December 31, 2016 - $10,059) under the convertible debt, including $308 accrued interest (December 31, 2016 - $59) recorded as accounts payable – related parties. Subsequent to June 30, 2017 the principal balance outstanding was converted into 6,061 common stock of the Company.

During the six months ended June 30, 2017 the Company received $38,820 from issuance of convertible debts to third parties that mature on December 31, 2017, have an annual interest rate of 5% and are convertible into common stock at $1.60 per share. During the six months ended June 30, 2017 the Company recorded interest expenses of $673 (2016 - $nil). As of June 30, 2017, the debts have a carrying balance of $39,493, including accrued interest of $673. Subsequent to June 30, 2017 the principle balance of the debts was converted into 23,985 common stock of the Company.

Management evaluated the conversion rights of these financial instruments to determine whether or not there was a beneficial conversion feature (“BCF”) that needed to be accounted for separately. The BCF was determined to be insignificant and therefore not recorded.

NOTE 5 – SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock at par value $0.001 per share. As of June 30, 2017, and the Company had 49,807,453 (December 31, 2016 - 49,805,103) shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2017, the Company issued 2,350 shares of common stock to third parties for services with a fair value based on the value of the services performed of $4,112.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to June 30, 2017, the Company agreed to convert $20,000 of accounts payable through issuance of 12,500 common shares of the Company.

Subsequent to June 30, 2017, the Company issued 62,300 common shares of the Company for services rendered for the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

General Business Development

The Company was formed on August 4, 2015 in the State of Nevada.

Business Strategy

History - BioCrude Technologies, Inc. (Canada) – [BioCrude Canada]

On October 27, 2008, Mr. John Moukas incorporated, under Canadian Laws, BioCrude Technologies, Inc. (Canada).

On December 15, 2012, BioCrude Canada engaged in an “Agreement for Purchase of Assets and Assumption of Liabilities” with 9175 1925 Quebec Inc., whereby BioCrude Canada has purchased all of the Assets (including assumption of all liabilities – Outstanding Subscriptions) of 9175 1925 Quebec Inc. under the following purchase terms:

The total price paid by BioCrude Technologies, Inc. (Canada) to 9175 1925 Quebec Inc. for all the assets of same was six hundred seventy-five thousand dollars ($675,000).

BioCrude Canada agreed to assume all of the 9175 1925 Quebec Inc.’s Outstanding Subscriptions, totaling six hundred thirty-seven thousand one hundred and twenty-five dollars ($637,125) plus an amount due to Mr. John Moukas, totaling twenty-four thousand six hundred and two dollars ($24,602), and to remit to 9175 1925 Quebec Inc. an amount of thirteen thousand two hundred and seventy-three dollars ($13,273).

The purpose of the transaction was to transfer assets from a holding company into a newly defined and organized federal corporation for the development and operation of waste management services.

Following is a list of assets BioCrude Technologies, Inc. (Canada) purchased from 9175 1925 Quebec Inc.:

(“IP and Goodwill / Incubated Works of Lobbying” & Contracts)

Assets:

All intellectual property (fungal technology and integrated systems) as well as knowhow developed and acquired;
All established alliances and clientele base/incubated works (both Local and International);
Goodwill established in the realms of Waste Management via the years of lobbying to different countries worldwide;

Nota Bene -      Mr. John Moukas was 100% stakeholder of 9175 1925 Quebec Inc.

-      Mr. John Moukas was 100% stakeholder (39,500,000 common shares) of BioCrude Canada.

Engagement Transaction – By and Between the “Company” and “BioCrude Canada”

On December 29, 2015, the Company engaged in an “Agreement for Purchase of Assets and Assumption of Liabilities” with BioCrude Canada, whereby the Company has purchased all of the Assets (including assumption of all liabilities – Outstanding Subscriptions) of BioCrude Canada under the following purchase terms:

The total price paid by the Company to BioCrude Canada for all the assets of BioCrude Canada was 39,500,000 shares of the Company’s capital stock (direction of payment to BioCrude Canada’s respective shareholders) and the assumption of all of the Loans and Convertible Loans of BioCrude Canada, provided that any and all references therein to the rights of the creditors to convert their respective outstanding loan amounts in accordance with the terms of the Convertible Loans and Loans into equity of BioCrude Canada shall be adjusted and amended to reflect these outstanding amounts now be convertible or exchangeable, as the case may be, into the same amount of shares of the Company’s common stock, all on the same terms and conditions set out in the respective agreements. The Company is also obligated to execute all of the “Outstanding Subscriptions” assumed, and issue 669,000 shares of its common stock to the respective Subscribers, respecting the terms, conditions and caveats of the Subscription Agreements, as established, by and between each Subscriber and BioCrude Canada.

The purpose of the transaction was to transfer the assets needed for the Company’s operation into an entity which could be listed on a U.S. stock exchange in order to raise the funds needed for operation in the most uncomplicated way.

Following is a list of assets BioCrude Technologies USA, Inc. (Nevada) purchased from BioCrude Technologies, Inc. (Canada):

(“IP and Goodwill / Incubated Works of Lobbying” & Contracts)

Assets:

All intellectual property (fungal technology and integrated systems) as well as knowhow developed and acquired;
All established alliances and clientele base/incubated works (both Local and International);
Goodwill established in the realms of Waste Management via the years of lobbying to different countries worldwide;
Grande Comore, Union of the Comoros Concession & Power Purchase Agreements.

Nota Bene: On October 9, 2015, the Company issued a combined total of 5,129,490 Class “A” Shares of BioCrude Technologies USA, Inc.’s (Nevada) capital stock as a form of “Gratitude Stock” to 80 beneficiaries (refer to Note 6). Gratitude Stock has been issued by the Company to “Grantees”(beneficiaries), as a form of compensation in lieu of monetary payment for various reasons encompassing the following: services rendered, engagement of services, appreciation of services, appreciation of commitment and continual loyalty of persons to BioCrude, compensation for/of services and/or circumstances, and any and all circumstances related to encouraging, for added value to same, employees, contractors, agents of the Corporation, amongst other persons engaging with the Corporation, whilst sustaining and enhancing the goodwill of the Corporation.

The Company, upon assuming all Loans and Convertible Loans, shall honour any and all terms, conditions, stipulations, caveats, amongst any and all other provisions inherent within the realms of same, and more particularly, the Convertible Loans, if exercised, will be converted at the face value of the stipulations within the contractual engagements.

- Mr. John Moukas owns 38,000,000 common shares of BioCrude Technologies, Inc. (Canada).

- Mrs. Cerasela Tesleanu (spouse of Mr. John Moukas) owns 1,500,000 common shares of BioCrude Technologies, Inc. (Canada) (Mr. John Moukas gifted same to spouse on Dec. 18, 2015 from his original holdings of 39,500,000 common shares).

Business Strategy

The Company is a resource management expertise and services provider, catering to commercial, municipal, and industrial customers, primarily in the areas of solid waste management and recycling services.

BioCrude Technologies USA, Inc. has developed efficient, cost-effective, and environmentally friendly products, processes and systems for the reformation of waste material, waste management and creation of renewable energy.

The versatility and potential of the BioCrude Technology has been demonstrated by the many uses that our R & D department has already tested and verified. The avenues they have explored include sustainable and cost-efficient methods that will enlarge composting and biomethanation yields and rates of decomposition while increasing output and providing a higher quality of end product. Their focus is on waste treatment protocols for MSW, cellulose, all organic waste and all manure types; renewable energy sources such as biogas, ethanol and biodiesel; waste water treatment, and multiple other applications.

One very important area that BioCrude Technologies USA, Inc. excels in is the reformation of MSW into renewable energy and marketable end-by-products, using its intrinsic intellectual property and know how in its “Integrated Municipal Solid Waste to Energy Proposed Complexes” for municipal applications. Understanding the non-homogenous nature and characteristics of the waste, we can define distinct processes to optimally handle the procurement of the varied categories of waste (MSW can be classified into organics, fuels, recyclables, inerts and others), once segregated with an efficient separation process and MRF.

The long-term vision of the organization is to build a highly sustainable and profitable company by transforming traditional solid waste streams into renewable resources and marketable by-products. Global competition for limited resources is, the Company believes, creating significant business opportunities for companies that can sustain and extract value in the form of energy and raw materials from resources previously considered an irretrievable waste stream. BioCrude’s business strategy has been firmly tied to creating a sustainable resource management model and the Company continues to be rooted in these same tenets today. Each day the Company strives to create long-term value for all stakeholders: customers, employees, communities, and shareholders, by helping customers and communities manage their resources in a sustainable and financially sound manner.

Environmental issues have taken the forefront globally, creating solid expectations for investments in green technology. The Company will pursue Licensing agreements, Joint Ventures and Revenue sharing agreements for the use, fabrication and sale of the independent products and processes.

The Company intends to achieve successful market penetration in numerous segments of the industry, generating escalating positive cash flows on an annual basis so that the Company becomes a competitive leading participant in the industry. Management will look to have its Integrated Municipal Solid Waste to Energy Complexes widely implemented across Africa, Asia, the Balkans and North America with a view to expanding to other international markets (Latin America), while continuing to pursue Concession Agreements under private license/joint ventures and other conventional arrangements.

Municipal Solid Waste Management is the collection, transport, processing (waste treatment), recycling or disposal of waste materials, usually ones produced by human activity, in an effort to reduce their effect on human health or local aesthetics or amenity.

Municipal Solid Waste is defined to include refuse from households, non-hazardous solid waste from industrial, commercial and institutional establishments (including hospitals), market waste, yard waste and street sweepings. MSWM encompasses the functions of collection, transfer, treatment, recycling, resource recovery and disposal of municipal solid waste.

Municipal Solid Waste Management (“MSWM”) is a major responsibility for local government. It is a complex task which requires appropriate organizational capacity and cooperation between numerous stakeholders in the private and public sectors.

The first goal of MSWM is to protect the health of the population, particularly that of low-income groups. Other goals include promotion of environmental quality and sustainability, support of economic productivity and employment generation.

Waste-to-energy (“W2E”) or energy-from-waste (“EfW”) is the process of creating energy in the form of electricity or heat from the incineration of waste source.

Conventional Municipal Solid Waste Management employs one or more of the following processes:

Waste prevention, including reuse of products
Recycling, including composting
Combustion with energy recovery
Disposal through land-filling

Landfilling is one of the most common ways of municipal solid waste disposal in developing countries. Air pollutants emitted from landfills contributes to the emission in the atmosphere of greenhouse gases and cause serious problems to human health.

Methane emissions from landfills are a serious environmental global concern, as it accounts for approximately 15% of current greenhouse gas emissions. Landfilling is a significant contributor to greenhouse gas emissions (GHG) accountable for approximately 5% of total GHG releases which consists of methane from anaerobic decomposition of solid waste and carbon dioxide from wastewater decomposition.

The past 20 years has seen a change in how we look at our environment. There has been a greater understanding of the economic, social and environmental risks of not managing waste.

The main drivers of the W2E market are environmental factors, regulations and legislation and economic factors.

Environmental Factors

The Stern report, published in 2006, created an authoritative and eye-opening scientific report on the challenges of climate change. The report highlighted the need to decarbonize the power sector by 60% and reduce CO2 emissions by 80% of current levels to ensure increases in global temperature do not exceed two degrees Celsius.

Regulations and Legislation

Scientific evidence, public awareness and increased levels of participation in environmental campaigning have led to governments’ worldwide implementing regulations and legislation. Examples include:

●	EU Landfill Diversion Directive
●	recycling targets
●	climate change regulations

Economics

Economic drivers to developing the waste and renewable energy sector have included:

●	waste disposal and landfill gate fees/landfill tax
●	penalties/avoidance schemes (e.g. landfill allowance schemes and fines, carbon trading)
●	energy prices

Waste to Energy Market Size and Trend

According to the most recent data available from the International Energy Agency, from 2000 to 2006, global waste to energy power production from municipal and industrial wastes increased from 283 terawatt hours to 383 terawatt hours, a 35% increase over that period. SBI Energy’s in-depth analyses of the global market forecasts the market will increase from approximately $9 billion in 2011 to $27 billion by 2021, equivalent to a CAGR of 11%.

Source : http://www.waste-management-world.com

In the past, MSW management used a single technology landfilling or mass burn, incinerators had no pollution control and energy recovery and sanitary landfills were rare.

MSW management uses more integrated and complex approaches, the waste to energy facilities have minimal environmental burden and the sanitary landfills have requirements for designing operation and monitoring and gas collection.

The provision of municipal solid waste services is a costly and troubling problem for local authorities everywhere. In many cities, service coverage is low, resources are insufficient, and uncontrolled dumping is widespread, with resulting environmental problems. Moreover, substantial inefficiencies are typically observed. Typically, worldwide, governmental waste management ordinance, surprisingly enough, encompasses inefficient waste collection, landfilling until over exhaustion, and incineration.

Out of concern for the quality of life of their residents, local municipalities bear primary responsibility for waste management. Municipalities will work with other municipal levels to identify the best collection, transportation, treatment and disposal methods for their respective jurisdictions. This includes identifying suitable sites for municipal or regional waste management facilities and managing and operating collection, transportation and treatment systems. To increase the environmental and economic efficiency of waste management, local municipalities will be responsible for planning waste management infrastructure and systems at the urban community and regional county municipality levels.

Waste management planning, as well as the production of renewable energy resources, are vital issues facing any city or municipality today. Governments at all levels, on a global scale, are allocating large amounts of funding for development of systems to combat this problem. While certain municipalities have some infrastructures in place for waste collection, they have varying degrees of advancement in the implementation of redirection systems for recoverable and reformable waste products. In essence, room for improvement exists for the following:

1.	Reduction, and eventually, the elimination of landfilling, as opposed to over exhausting (substituting proposed landfill sites with other forms of development (commercial, industrial, residential, agricultural, and community developments, amongst others – real estate value)).

2.	Reduction of Greenhouse Gases, and environmental pollutants with reference to ground and surface water contamination (percolation of contaminated leachate) alongside with the elimination of odours.

3.	Further enhanced separation process for MSW, which could prelude to a more optimal recycling program.

4.	Procurement of Renewable Energy and Marketable by-products (fertilizer) from the exploitation of the calorific value of the MSW.

Nota Bene: Landfilling is NOT a solution, but a deferral of a problem for future generation to handle. In essence, it is what it is; a PRACTICE that has been utilized for the longest period of time! Nothing more!

The myth that landfilling is a cost-effective solution is what it is; a myth. There are long term ramifications, especially when the landfills are not proper “Scientific Landfills” (environmental implications; rainfall, leachate, percolation, contamination (soil and water table)). Even the fact that if a Scientific Landfill is deployed (with membrane linings) at an astronomical cost (the cost of construction of a Scientific landfill that will host approximately 2,000 TPD of waste for 25 years is approximately 100 MUSD), after a few earth tremors or shifting of land, the membrane cracks, not mentioning the fact that over time, the membrane deteriorates, thus yielding the same negative environmental impacts, only deferred in time.

Another issue to address is the continual use of landfills. As time goes on, and waste is continuously generated by the populous and its activities, more and more landfills have to be created, to a point where a good part of the country will become a cemetery for garbage.

When a need will arise to reclaim back certain land (certain countries like Pakistan, India, Bangladesh, amongst others have already started requesting proposals for same) from being host to a landfill, the cleansing process for reclamation can cost a minimum of 120 USD/m3 (do the math on a landfill that hosted 1,000 TPD of waste for 25 years, as well as cleansing all other soils to the point of the bedrock, as well as the lateral distance from the perimeter of the landfill).

Remember: the landfill gas (from the organic portion of the MSW) extracted from a landfill is a “mise en cause / consequence”, to landfilling and a onetime event, with the consequence of the balance of the waste left in the landfill. Landfill gas extraction is not 100% efficient, with a certain percentage escaping into the atmosphere and another percentage trapped in pockets of the landfill.

If one was to do a Macro-economic and Cost-Benefit analysis and of same, incorporating all of the aforesaid, especially all of the negative environmental impacts, one would find that a properly engineered solution today outweighs the so-called norm of landfilling by a minimum of 300 to 1 (I did not even incorporate the negative effects to health implications).

Large municipalities and metropolitan regions are encouraged to routinely undertake citywide strategic planning to design and implement integrated solid waste systems that are responsive to dynamic demographic and industrial growth. Strategic planning starts with the formulation of long-term goals based, on the local urban needs, followed by a medium- and short-term action plan to meet these goals. The strategy and action plans should identify a clear set of integrated actions, responsible parties and needed human, physical and financial resources. Opportunities and concepts for private sector involvement are commonly included among the examined options, as the private sector’s costs and productivity output require special consideration.

BioCrude, having set as its objective the profitability of the activities issued of this sector, while building business relationships and social implications within the collectivity’s / communities that BioCrude is called upon to serve, beyond the environmental and social implications, and beyond the business imperatives, has set as one of its priorities to optimize waste management and treatment thereof, whilst respecting the boundaries of economies, efficiency and adherence to environmental wellbeing initiatives. BioCrude Technologies USA, Inc. has been involved in the R&D of Environmental Technologies, both process and product based, whereby it has enhanced and optimized conventional Technology, whereby giving credence to environmental, economic, social and technological well-being, too numerous to mention, and as all can be referenced in its entirety within BioCrude’s Integrated MSW-Energy Proposal. Shortlists of the aforesaid well-beings are mentioned herein under:

1.	Secure, cost effective long-term processing capacity for recyclables and organics.

2.	Improvement of effectiveness and efficiency of current waste systems/practices.

3.	Elimination of MSW from going to.

4.	Creation of Renewable Energy (dependent on the amount of MSW, and calorific value (energy content) of the MSW).

5.	Reduction of Greenhouse Gases and other environmental pollutants emitted into the atmosphere.

6.	Municipalities do not have to undergo cost of implementation; privatized via BOOT (Build, Own, Operate & Transfer), whereby BioCrude Technologies USA, Inc. will be lobbying to get the MSW, Land, Sewage treated Effluent and Resale of Electricity Concessions (with Sovereign Guaranties from the Ministry of Finance of the Government in question).

7.	Due to the profitability of the proposal, significant savings could be passed onto the Municipalities, to reduce their day to day on going expenses for Municipal Waste Management, for the duration of the BOOT (30 years), of approximately 50%, per annum, via MSW Tipping Fees and the Transport of the MSW to neighboring cities/provinces (states) and/or countries without forgetting to mention the reduced GHG emissions from the substitution effect of BioCrude’s Integrated MSW to Energy proposal from landfilling and/or incineration. This surplus in savings can be used for other municipal social and infrastructural programs.

8.	Employment opportunities are created during the EPC (Engineering, Procurement & Construction) phase of the project (a few hundred jobs) and for the day to day operations of the project (approximately 44 jobs per shift per 600 TPD Plant plus 10 persons for administration X 3 shifts per, equating to a total quantum of a minimum of 141 persons).

9.	The proposed solution is an integrated MSW management system based on energy recovery that respects the norms of a Clean Design Mechanism (“CDM”) inherent within the realms of article 12 of the Kyoto Protocol (“UNFCCC”) or any future proposed legislation regarding same, and qualifies for Carbon Emissions Reduction Credits (“CER’s”).

We firmly believe that our products and processes are viable, beneficial, and cost-effective ingredients in any Residual (Waste) Management Plans or Systems of implementation. Our technology is easily scalable and can be customized for all individual needs.

To further put things into perspective, I would like to address the following: we are addressing the Municipal Solid Waste (MSW) issues and same is not a homogenous feedstock (cute waste). There are different types of waste (MSW, agricultural, sewage sludge, toxic waste, tires, automotive shredded refuse and medical waste, amongst others). Each type of waste requires a treatment process, tailor made to optimally treat same in an environmentally benign manner. BioCrude’s proposal is geared to remedy the Municipal Solid Waste (MSW) generated on a day to day basis.

Understanding the non-homogenous nature and characteristics of the waste, we can define distinct processes to handle the varied categories of waste, once segregated with an efficient separation process. BioCrude stands out from the competition in its knowhow, composting and fungal technologies, in order to maximize the outputs of procurement, as well as minimize actual energy inputs with respect to the ongoing concern of MSW-Energy procurement process complex.

Municipal Solid Waste

All solid waste generated in an area except industrial and agricultural wastes, typically from residences, commercial or retail establishments. Sometimes includes construction and demolition debris and other special wastes that may enter the municipal waste stream. The EPA (1998c) defined municipal solid waste as “a subset of solid waste and as durable goods (e.g., appliances, tires, and batteries), non-durable goods (e.g., newspapers, books, and magazines), containers and packaging, food wastes, yard trimmings, and miscellaneous organic wastes from residential, commercial and industrial non-process sources.

The MSW can be classified in the following categories:

a)	Organics
b)	Fuels
c)	Recyclables
d)	Inerts
e)	Miscellaneous

Each category has its own distinct composite classification. To achieve an optimal Waste to Energy procurement, one has to analyze separately the inherent category contributions to energy yield and its correlated technological process of extraction in obtaining same in the most economical sense available; thus, the importance of segregating the MSW into the appropriate categories of distinct feedstock is of principal importance for optimal performance in the appropriate technological processes.

In BioCrude’s MSW-Energy initiative, BioCrude Technologies USA, Inc. incorporated the following technologies in the Integrated Municipal Waste Processing (Waste to Energy) Complex in order to optimize the treatment process in an environmentally friendly manner by whilst optimizing the Revenue Model of same, and in turn, pass some of the savings back to the municipalities while still earning an impressive bottom line in juxtaposition to what the competition has to offer with regards to landfilling and incineration:

1.	Separation of Waste Facility (Materials Recovery Facility)
2.	Refuse Derived Fuel (“RDF”) Plant in order to handle the fuels of the MSW and produce Energy with an ash by-product
3.	Bio-Methanation Plant in order to handle the organic fraction of the MSW (OFMSW) to produce Energy with a fertilizer by-product
4.	Composting Facility (maximum 50 TPD) in order to handle a percentage of the OFMSW alongside with the small particles (plastics, ceramics...) that could not be efficiently separated within the separation process of the MSW (fuels in the Bio Methanation plant (plug flow digester) inhibit the process). The economies are no longer apparent in Composting facilities surpassing the 50 TPD capacities.
5.	Power Plant

With BioCrude’s Integrated MSW to Energy proposal/initiative, BioCrude attempts to service each category of the MSW in order to optimally utilize all renewable resources from same to procure renewable energy and marketable by-products (fertilizer, ash, etc.).

It is very important to note that the Separation Process of the MSW into the appropriate feedstock categories for each distinct process (organics for biomethanation (as well as for composting), and polymer based hydro-carbons and cellulose based products for RDF process) is of the utmost importance. Failure to do so can lead to complications and inevitable failure of each process in question. Evidence of Success and failure stories (especially with biomethanation plants, whereby the feedstock generated from MSW (organic fraction) had traces of more than 10% of polymer based products and/or inerts, thus inhibiting and/or limiting the viability of same) as can be found all over the world, and each outcome, in essence, can be summarized by Plant Technology Implementation and Feedstock Preparation (do not mix up technology viability with technology implementation and operation).

Nota Bene: With gasification and/or incineration (mass burn), MSW is dumped into the boiler “as is” and combusted at temperatures ranging from 800 – 12000C (minimum; plasma arc gasification temperatures range from 7,000 – 10,0000C). All waste is burned yielding an approximate net yield of energy for reuse (after self-consumption) of 30 – 40%. The organic fraction of the MSW (OFMSW) is burned, whereby the fertilizer potential via a biomethanation process (cooking) is substituted for an ash from the gasification/incineration process(es). Let us not even entertain what happens to the methane potential of same via gasification/incineration in lieu of biomethanation; LOST! Bottom line, “Potential Revenues” lost and operational costs of gasification/incineration processes are increased dramatically, up to the point where one has to substitute more energy (fuel) in order to sustain continuity of operation and/or to substitute the self-consumption energy requirements of the processes when the varying calorific value of a sample of the waste is deficient for same. One can do their own sensitivity analysis to evaluate same and come to their own conclusions! BioCrude’s Integrated MSW-Energy Solution evolves from first principles of Science, Chemistry, Engineering, Economics and Common Sense!

The Organics portion of the MSW is treated via a biomethanation process, whereby all methane gas is extracted for the eventual realization of renewable energy creation, and a fertilizer procured as an additional by-product, which can be marketed to the agricultural industry.

The polymer-based (hydro-carbon chain), cellulose and textiles portion of the MSW will be treated via an RDF process (a derivative of gasification, but with the incorporation of a Materials Recovery Facility (MRF) [Separation process], where we have the luxury of operating at lower temperatures (350 – 4000C) because of the separation of the MSW, i.e. lower temperatures reflects less operational self-consumption, hence more outputs (energy) for resale), whereby the thermal combustion will generate renewable energy and the by-product of ash can be marketed to the construction industry for the following purposes:

●	Concrete production, as a substitute material for Portland cement and sand
●	Embankments and other structural fills (usually for road construction)
●	Grout and Flowable fill production
●	Waste stabilization and solidification
●	Cement clinkers production - (as a substitute material for clay)
●	Mine reclamation
●	Stabilization of soft soils
●	Road sub base construction
●	As Aggregate substitute material (e.g. for brick production)
●	Mineral filler in asphaltic concrete
●	Agricultural uses: soil amendment, fertilizer, cattle feeders, soil stabilization in stock feed yards, and agricultural stakes
●	Loose application on rivers to melt ice
●	Loose application on roads and parking lots for ice control
●	Other applications include cosmetics, toothpaste, kitchen counter tops, floor and ceiling tiles, bowling balls, flotation devices, stucco, utensils, tool handles, picture frames, auto bodies and boat hulls, cellular concrete, geopolymers, roofing tiles, roofing granules, decking, fireplace mantles, cinder block, PVC pipe, Structural Insulated Panels, house siding and trim, running tracks, blasting grit, recycled plastic lumber, utility poles and cross arms, railway sleepers, highway sound barriers, marine pilings, doors, window frames, scaffolding, sign posts, crypts, columns, railroad ties, vinyl flooring, paving stones, shower stalls, garage doors, park benches,

The fly ash can also be marketed to the agricultural industry for the following purposes:

●	It improves permeability status of soil
●	Improves fertility status of soil (soil health) / crop yield
●	Improves soil texture
●	Reduces bulk density of soil
●	Improves water holding capacity / porosity
●	Optimizes pH value
●	Improves soil aeration and reduces crust formation
●	Provides micro nutrients like Fe, Zn, Cu, Mo, B, Mn, etc.
●	Provides macro nutrients like K, P, Ca, Mg, S etc.
●	Works as a part substitute of gypsum for reclamation of saline alkali soil and lime for reclamation of acidic soils
●	Surface cover of bio reclaimed vegetated ash pond get stabilized and can be used as recreational park
●	Ash ponds provides suitable conditions and essential nutrients for plant growth, helps improve the economic condition of local inhabitants
●	Works as a liming agent
●	Helps in early maturity of crop & improves the nutritional quality of food crop
●	Reduces pest incidence
●	Conserves plant nutrients / water

There is a definite market for the fly ash by-product; the industry players in the global market place have to be clearly identified for the realization of commercialization. BioCrude can even offer this ash by-products pro-bono to the industry or landfill, for there is no environmental hazard of same.

The recyclables can be easily sold to the recyclable industry milieu (metals, glass, ceramics, etc.)

The balance of the inerts (Construction and Demolition Debris, gravel, sand, bricks, etc.) can either be landfilled with no negative environmental impacts, or crushed and given to companies specializing in the fabrication of construction materials (if a market is identified, BioCrude can offer them these by-products (crushed or uncrushed).

BioCrude’s Integrated MSW to Energy Complex for Municipal Applications

BioCrude’s solution of an Integrated Municipal Solid Waste to Energy complex is in line with the present trends in the Municipal Solid Waste (“MSW”) industry and the main advantage of same is that it is comprised of a Materials Recovery Facility (“MRF”) and different modular waste treatment processes (Composting, Bio-methanation and Refuse Derived Fuel (“RDF”)) and a power station, in order to treat the MSW and procure renewable energy and other marketable by-products (compost, ash and certain recyclables) with the added implication of practically zero-landfill policy (less certain inerts which have zero negative environmental impact, if landfilled).

The material components (modules) of an Integrated Municipal Solid Waste to Energy Complex are detailed as follows:

1.	Entrance to complex: Kiosk and weighbridge (reception/departure and weighing of garbage trucks (pre-and-post deposit of MSW at the MSW Storage facility).

2.	MSW Storage facility: Closed and properly ventilated warehouse facility for receiving and storing just in time (JIT) 3 days’ inventory of MSW. MSW is moved from the storage facility and moved via machinery and conveyor belts to the Materials Recovery facility.

3.	Materials Recovery facility (MRF): a properly ventilated facility that houses different types of machinery/equipment (either procured from suppliers or built in-situ according to plan specifications) requisite for different facets of the separation process of the MSW into the distinct categories of the waste (organics, hydro-carbon polymer based, cellulose, inerts, miscellaneous (batteries, cadavers, etc.…)) and prepare same as the distinct feedstock for the different waste treatment processes (Composting, Biomethanation and Refuse Derived Fuel (RDF)), as well as separate the recyclables for resale and the inerts (elements of construction and demolition debris that are not recyclable) for landfilling or to be crushed and given/sold (negligible in nature in comparison to the revenue model established by the tipping fees, and resale of electricity and compost) to the secondary markets for the manufacturing of building materials.

4.	Composting facility: A portion of the land concession will host a type of composting system (Windrow [with procured mechanical mixing machinery (trucks) like compost turners or tub/horizontal grinders] or Static Aerated Piles [aeration system such as installed perforated piping to ensure steady oxygen supply (forced air) for the microorganisms and to reduce moisture content]), depending on BioCrude’s evaluation of the waste analysis. A fertilizer will be procured, dried and stored in a warehousing facility for by-products.

5.	Biomethanation facility: Modular digesters are constructed in series and synchronized in operation in order to receive organics and process same to extract and capture the methane gas which will be piped to the Biogas – RDF power plant (will be combusted for the procurement of renewable energy) and in addition, yield a cured fertilizer which will be dried and stored in the warehousing facility for by-products.

6.	RDF facility: A refuse derived fuel system (gasification derivative) will be procured and installed. The RDF facility will receive the hydro-carbon polymer and cellulose based waste products that will be used to make RDF pellets (compressed and dried) that will be used as the feedstock for combustion within same to generate renewable energy within the Biogas – RDF power plant.

7.	RDF – Biogas power plant: will be procured and installed within a certain section of the Complex with a dedicated Distributed Control System (DCS) for the MSW-Energy (RDF & Biogas based) power plant & fuel processing plant (controls & instrumentation for the boiler and turbine, instrumentation for the balance of the power plant and control room).

8.	Internal roads: will be constructed within the complex for vehicle/truck transport/passage within the complex.

9.	Green Belt: will be developed for aesthetic purposes and municipal environmental conformities.

Business Model

The Company’s business model is designed to create a profitable revenue stream through the direct acquisition of Concession Agreements from different Governments for the implementation of BioCrude’s integrated MSW-Energy Complexes. Our products, processes and services, marketed to the relevant target audience, enable us, to generate multiple revenue streams and consistent profitability derived from the high gross profit inherent within the realms of our proprietary products, services and applications.

By acquiring the necessary Concession (MSW, Land and Supply of Treated Effluent) and Power Purchase Agreements (PPA), from the respective governmental authorities of a certain country, with Sovereign Guarantees (with right of subrogation), the Company will develop its Integrated Municipal Solid Waste to Energy Complex, under “BOOT” (Build, Own, Operate & Transfer) basis.

The following contractual understandings are the key prerequisite elements for establishing a mutual meeting of the minds, by and between BioCrude Technologies USA, Inc. and the governmental authorities of a municipality/country, for the successful realization of BioCrude’s MSW-Energy Complexes:

1.	MSW Concession for the guaranteed delivery of MSW to the Complex with an implied base tipping fee per tonne (“Put or Pay”) with annual escalations for the term (30 years) of the project with an option of renewal for an additional term (30 years) and Sovereign Guarantees from the Minister of Finance endorsing same.

2.

Land Lease Concession for the delivery of the required amount of land for project term (30 years), at an annual symbolic lease rate of $1/amount of land delivered/annum, with an option of renewal for an additional term (30 years).

3.	Supply of Treated Effluent Concession whereby the governmental authorities will supply the necessary treated water in order to fulfill the operational requirements of the MSW to Energy complex at a negligible symbolic annual rate for the term of the project with an option of renewal for an additional term (30 years).

4.	Power Purchase Agreement (PPA) [resale of procured electricity to the Power Corporation of the country in question], whereby the Power Corporation of a certain country will buy back the electricity produced by the MSW to Energy Complex at a base rate per kW-hr (“Take or Pay”), with annual escalations for the term (30 years) of the project with an option of renewal for an additional term (30 years) and Sovereign Guarantees from the Minister of Finance endorsing same.

5.	Assistance from the Appropriate Governmental Ministries and Municipalities in obtaining all necessary permits and clearances for the Construction and Operation of the MSW-Energy Complex (stipulations in contracts).

Nota Bene: Depending on country policy on foreign investment, the Company may request or be granted an exemption of taxes, levies, duties and all other relevant taxes applicable to the importation of all plant, materials, equipment and rolling stock for the Construction of the MSW-Energy complex, from the appropriate Ministries, related thereto.

All of the aforesaid Concession agreements have to be granted at the same time in order for BioCrude to successfully realize the development (Engineering, Procurement and Construction) and operation of the MSW to Energy complex (the “Sovereign Guarantees” and right of subrogation are critical and paramount for the funding requirements of the MSW to Energy complex).

Target Market

The global Waste to Energy segment of the waste management industry is the target market BioCrude addresses. Management is confident it will succeed in having its integrated systems and processes widely implemented across Africa, Asia, the Balkans, the GULF and North America with a view to expanding to other international markets (Latin America). The Company’s first step in penetrating its target market has been taken with the signing of Concession Agreements with the country of the Union of the Comoros (Autonomous Island of Grande Comore); signed January 11, 2016.

Strategies of the Company

BioCrude’s strategy is designed to create a profitable revenue stream through the direct acquisition of Concession Agreements from different Governments for the implementation of BioCrude’s integrated MSW-Energy Complexes, or through the establishment of unique and strategic alliances via licensing arrangements and/or joint ventures within the industry milieu.

BioCrude has developed what we believe is a highly effective marketing strategy, built on a proactive direct marketing campaign with Government, large corporate facility management that target the sector for waste product treatment and reformation. The Company believes that this will result in a development of a marketing and distribution network with extensive coverage of the Company’s target market at a minimal expense, allowing the Company to reach profitability. We believe that our marketing strategy will permit us to generate an extensive customer/end user base; however, there can be no assurance that our estimate regarding acceptance of our products and services will be correct.

The Company’s long-term strategy is to create economically beneficial uses for waste streams through resource transformation solutions. Since the value of commodities after processing costs is typically higher than other disposal options, such as landfilling or incineration, the Company believes this strategy is effective long-term. The Company believes that as carbon taxes or cap and trade systems are implemented and the demand for commodities rises, economics will further favour this strategy. The Company is also focusing on lowering the cost of resource transformation solutions by reducing its recycling processing operating costs, examining ways to mitigate commodity price fluctuations, and developing new processing technologies. These steps will help to build an effective business model at lower commodity pricing levels.

The Company is focused on four main areas to improve the performance of base operations and increase cash flow generation:

1.	Pricing initiatives
2.	Cost controls and operating efficiencies
3.	Integrated waste to energy development initiatives with long term Concession Agreements
4.	Asset management

Prior Activities of BioCrude Canada

Within certain countries, if an entity wants to pursue certain specialized works, it is recommended that the entity establish a presence within same (establish a corporation with a civic address). As an example, in 2009, this was done in Romania with the anticipation that BioCrude Canada would be successful in acquiring the concession agreements from the governmental authorities of Romania. BioCrude was not successful in meeting its objective in Romania for same and stopped its lobbying works for the pursuit of said engagement by and between the Governmental authorities of Romania and BioCrude for the implementation of BioCrude’s proposed MSW to Energy complex in Romania, closed its preliminary office and the corporation became dormant.

Since July 2008, BioCrude Canada has taken the initiative to market and promote its intellectual property and specialized technical expertise throughout the market place, both nationally and globally (we have introduced our technology to Governments and major Conglomerates in the Waste to Energy sector) in over 30 Countries worldwide, whereby BioCrude has successfully opened up dialogue with Governmental Authorities and respectable corporations for near future contractual negotiations.

In December, 2007, Jaipuria Advanced Technologies, Inc. (http://www.jaipuria-group.com and http://www. smvjaipuria.com/waste.php) of India, and BioCrude Canada, announced their formation of a new division dedicated to Waste Reformation and Energy Procurement for the purpose of pursuing contracts in India. In many areas of the country, waste management and energy shortages are a serious problem. With Jaipuria’s construction and large project experience, and with the use of the intellectual property supplied by BioCrude in terms of waste management and production of renewable energy, we have, in January, 2008, submitted a bid, in response to a tender for a Waste to Energy plant (2,000 TPD) in Okhla and Tymarpur, India (we were not the selected candidate) and Indore, India (Collection and Treatment of municipal waste; 600 TPD; we were not the selected candidate).

During this time, we have also negotiated with “Pepsi Co India” to build a 50 TPD prototype in the city of Panipat, India, in a strategic joint venture alliance. A few months later, Pepsi Co India’s New President/CEO had a change of corporate venue and put aside the Waste to Energy initiative. Ever since then, BioCrude Technologies, Inc. (Canada) decided not to pursue any more works in India.

Website

The Company has acquired the website (and domain name) of BioCrude Canada: http://www.biocrudetech.com. In June 2016, BioCrude engaged the services of a website programmer/developer to update/create a new website portal, tailor made to the Company, whilst keeping the same domain name. A provisional updated website has been established and uploaded to BioCrude’s URL. The information on the website is current, but not complete. The estimated time frame for completion of the new website is 2 weeks, as of these presences.

Pricing initiatives

BioCrude has developed a number of sales/solicitation programs and the standardization of the sales/solicitation process and standardized the sales/solicitation process. We believe that the pricing logic used in our fee programs, with implied “Put or Pay” and “Take or Pay” provisions for the supply of feedstock and resale of outputs (renewable energy), respectively, is reasonable and competitive. We expect to continue to add to our fee based pricing through additional administrative fees, recycling fees, late charges and further improvements to our existing fee structures. The goal of our pricing program is to generate price increases in excess of CPI. BioCrude will derive revenues from a combination of commodity sales (Marketable by-products – fertilizer and energy resale), carbon credits (CER’s under the “Clean Development Mechanism” established pursuant to article 12 of the “Kyoto Protocol” (CDM project)) and tipping fees paid for material processing. Fluctuations in commodity pricing are managed by a number of risk mitigation strategies including: financial hedging instruments (transfer of foreign exchange risk), Sovereign Guarantees, floor prices, forward sales contracts, index purchases, and tipping fees. The goal is to smooth revenue, net of cost of products purchased, and generate consistent cash flows.

Cost controls and operating efficiencies

The Company continues to search for the best practices throughout the entire organization and then implements these solutions through standardized continuous improvement programs. The goals of these programs are to enhance customer service, increase safety for employees, and to reduce operating and administrative costs. The Company has implemented continuous improvement strategies and the introduction of select operating efficiency initiatives in safety, productivity, maintenance, customer service, environmental compliance, and procurement.

Integrated Waste to Energy development initiatives with long term Concession Agreements

BioCrude excels is the reformation of MSW using its intrinsic intellectual property as well as its expertise in Integrated Waste to Energy Processing Complexes. BioCrude has and will continue to invest time, effort and valuable resources in the pursuit of Governmental Concession (MSW, Land, Supply of Treated Effluent and Power Purchase Agreements (PPA)) Agreements, for the duration of twenty-five to thirty years, for the implementation of same. The essence of the Concession Agreements, not only guarantees the MSW and implied tipping fees, related thereto (with annual indexing), but the resale of the marketable by-products (energy to grid via PPA) for the duration of the term, with Sovereign Guarantees. Investments in Waste to Energy facilities position the Company well for the evolution of the industry from waste management to resource management.

Company milestones and plan of execution

BioCrude’s revenue model is based on revenue generation from the following: i) the operation of the MSW to Energy complexes (tipping fees, resale of renewable energy, resale of other marketable by-products (compost, recyclables) and potential carbon credits, ii) Joint Venture license fees, whereby the prospective Joint Venture partner will buy a license from BioCrude (payment to be effected immediately after signature) for their participation and will infuse its prorated share of equity capital for the potential MSW to Energy complex, and iii) EPC (“Engineering, Procurement & Construction) management fees (general contracting fees, approximately 20% of the capital cost of the project). In essence, these fees have to be paid regardless, but BioCrude management will execute and capture remuneration for same.

BioCrude’s MSW to Energy initiative is, by definition, an “en suite” of waste management and energy procurement, whereby the latter is a marketable byproduct derived from the intrinsic processes of the treatment of the MSW by procuring the necessary constituent feedstock (primary material) to produce the renewable energy in the modular section for power generation of the Integrated MSW to Energy complex. In order to realize an integral MSW to Energy complex, as defined in the “Business Model” of the registration statement, all Concession Agreements (guarantee of MSW supply, Land and Supply of Treated Effluent) as well as a Power Purchase Agreement must be contracted concurrently, for they are “ALL” necessary constituent elements for the development of an integrated MSW to Energy complex i.e., you cannot have some or most of the agreements (Concessions/PPA) in place, but must have “ALL” in place, at the same time, simply because of the nature of the project in question.

In order to acquire the concessions for waste management (MSW to Energy), “major” lobbying has to be done, commencing with proposal submissions to various divisions of government which are intervening parties to same (environmental project thus requiring the intervention of the Ministry of Environment, energy procurement require the intervention of the Ministry of Energy/Power and Power Corporation (usually crown corporation), the municipalities usually are responsible for the granting of the MSW, Land and Supply of Treated Effluent Concessions and the Ministry of Finance is responsible for the signing of the Sovereign Guarantees, and in some instance, countries might have other intervening governmental agencies).

BioCrude has positioned itself, through its continual lobbying efforts (ongoing), for potential Joint Ventures (JV) with certain governments (countries/clients). Should any of these Joint Ventures prove to be realized because of the persistent lobbying activities, not only will BioCrude be able to realize the EPC management fee for the development of the MSW to Energy complex(es), but it will also receive its prorate share (50%) of the revenue stream of the developed MSW to Energy complex(es), with similar time frame frequencies as mentioned above, as well as a license fee (BioCrude already submitted offers) immediately following signature of the Joint Venture engagement and the Concession and Power Purchase agreements. BioCrude anticipates, that if the prospective JV partner(s) take the initiative to implement (not only entertain) a waste management solution for their country, possible engagement can be realized within 6 to 12 months following that initiative (being cognizant of bureaucracy and red tape procedures of government).

A vote of confidence has been bestowed to BioCrude by the governmental authorities of the Autonomous Island of Grande Comore on its proposed integrated waste management solution for the Autonomous Island of Grande Comore through the awarding of the necessary Concession Agreements (delivery of MSW, Land and Supply of Treated Effluent) for 30 years (with a renewal option of 30 years) with Sovereign Guarantees for the implementation (design, build, finance and operate) of a 700 TPD Municipal Solid Waste to Energy Complex, in the city of Moroni, Autonomous Island of Grande Comore, Union of the Comoros. Furthermore, a Power Purchase Agreement has been signed with the “Le Gestion de l’Eau et de l’Électricité aux Comores (MA-MWE)” whereby same will buy back all procured renewable energy from the MSW to Energy complex for the term of the Concessions (and renewal option).

BioCrude, subject to its contractual engagement with the Government of the Autonomous Island of Grande Comore for the implementation of a MSW to Energy complex in Moroni, Grande Comore, through the financing provisions of the MSW to Energy project, will earn the EPC management/general contracting fee of approximately 20% of the capital cost of the MSW to Energy project (prorated over the duration of the construction period), i.e., commencing within 6 to 8 months from these presences. BioCrude, is looking at approximately 24 to 26 months (development time frame for the realization of MSW to Energy complex) before it can start generating revenues from the operation of the MSW to Energy complex (tipping fees, resale of renewable energy, resale of compost and carbon credits) servicing the waste management needs of the Government of the Autonomous Island of Grande Comore, as per the provisions and stipulations of the contractual engagements with same (with implied sovereign guarantees), for a minimum guaranteed term of 30 years.

BioCrude is evaluating its options for funding (capital markets, financial institutions, contracting companies, pension funds, etc.…amongst other financially engineered hybrid scenarios thereof) and has already opened up dialogue regarding same. It is anticipated that within an estimated time frame of six to eight months, BioCrude can anticipate a term sheet for prospective funding of the MSW to Energy project, ergo BioCrude will be able to commence works for ground breaking and start receiving its EPC management fee as its first projected revenue stream on a prorate schedule subject to a disbursement schedule in accordance to the terms and stipulations of the expected offer of funding.

Hereunder is a schedule of events (agenda) for the realization (full execution) of the MSW to Energy project in Moroni, Autonomous Island of Grande Comore (inclusive: contract realization process), in order for BioCrude to start realizing revenues as an ongoing concern, not taking into account any prospective joint ventures in the works.

Different facets and schedule of events for the pursuit and realization of MSW to Energy projects (excluding lobbying activities)

Contract Conclusion, Engineering, Procurement& Construction

A.  Signature of the following Accords necessary for the realization of the MSW-Energy Complex in Moroni, Autonomous Island of Grande Comore

1.	Deed of Assignment Agreement (“Protocol of Engagement”) by and between the Government of the Autonomous Island of Grande Comore and BioCrude Technologies USA, Inc. Contract was signed January 11, 2016.

2.	The signing of the Concession Agreement for the Municipal Solid Waste, Land Lease Agreement and Agreement for the supply of treated Municipal Water on January 11, 2016

3.	The signing of the Power Purchase Agreement (PPA) with the “Le Gestion de l’Eau et de l’Électricité aux Comores (MA-MWE)” [ Power Corporation of the Autonomous Island of Grande Comore] on January 11, 2016

4.	Opening of a new Comorian Corporation (in the country in question) totally owned by BioCrude Technologies USA, Inc., opening of bank account and execution of all party obligations contained in the Deed of Assignment. This was done on January 12, 2016

5.	Reception of letter from new governmental administration of the Autonomous Island of the Grande Comore (after elections on May 2016) reaffirming their initiative and will to fully respect and execute the engagements signed on January 11, 2016; August 25, 2016

6.	Site selection (site Identification and legal designation (Cadastral, Lot, etc. ...)) for the MSW-Energy Complex, preparation of legal documents to annex same to the Land Lease Agreement and Assignment of selected parcel of land to BioCrude, as per the stipulations of the Land Concession agreement on November 12, 2016.

7.	Incorporating agreed to amendments and/or modifications to the contractual engagements of January 11, 2016 into the new agreements replacing those of January 11, 2016: December 9, 2016.

8.	Granting of a Treasury Guarantee to BioCrude from the governmental administration of the Autonomous Island of the Grande Comore, as per the stipulations of the Concession and Power Purchase Agreements: December 10, 2016

(Fully executed; timeline: it took approximately 14 months)

B. Organizational Matrix: Construction, Management, Operations and Maintenance of Project

1.	Flowchart of management staff

2.	Organization of the Waste Management (Collection, Transportation, Sorting and Treatment)

3.	Flowchart of Engineering, Procurement and Construction

4.	Flowchart of Operations Complex and Maintenance

5.	Flowchart for the influx of feedstock and the out flux (distribution) of by-products

(Fully executed; timeline: The tasks identified above in B are part and parcel of the submitted preliminary proposal, which included the “Prefeasibility Study & Detailed Project Report” and the “Business Plan (with financial metrics)”, to the Governmental Authorities of the Autonomous Island of Grande Comore (September 2015) for the realization of the Concession and Power Purchase Agreements in accordance to the provisions of the Deed of Assignment pursuant to a Public-Private Partnership (PPP)).

 C. Project implementation plan for the Integrated Municipal Solid Waste to Energy Complex

1.	Opening of the office in Moroni, Autonomous Island of Grande Comore: expected completion date October 2017

2.	Recruitment and training of human resources in Moroni, Autonomous Island of Grande Comore (for engineering, management, operation and maintenance): expected completion date November 2017 (preliminary core)

3.	Recruitment of human resources in Canada (for key management positions): expected completion date September 2017

4.	Preliminary Engineering: completed in preliminary proposal (generic)

5.	Analysis of Municipal Solid Waste: expected completion date October 2017

6.	Study of the site and soil studies: expected completion date October 2017

7.	Detailed Engineering plans: expected completion date November 2017

8.	Detailed plan of the development strategy of the complex: expected completion date November 2017

9.	Hiring of project manager(s) and subcontractors (either through reference or through tender): expected completion date October 2017

10.	Recruitment of Material and Equipment specialist suppliers, via reputation in the market place or tender: expected completion date September 2017

(Timeline: 6 to 8 months from time = present)

D. Human Resource List for Project Implementation

1.	Project management

2.	Civil Engineers

3.	Structural Engineers

4.	Electrical Engineers

5.	Mechanical Engineers

6.	Environmental Engineers

7.	Geological Engineers

8.	Designers

9.	Architects

10.	Planners

11.	Buyers

12.	Supply Agents

13.	Cost Controllers

14.	Training Coach

(Timeline: 2 to 4 months from time = present)

E. Development and implementation of the EPC project guide (Engineering, Procurement and Construction)

1.	Program Implementation Plan (Project Execution Plan “PEP”) Completed

2.	Preparation of studies and preliminary engineering plans Completed

3.	Preparation of studies and detailed engineering design 3 months following task D

4.	Planning and timetable for the project (Gantt Chart) 3 months following task D

5.	Obtaining permits and governmental approvals and clearances for the construction and operation of the complex 2 months following submission of detailed engineering plans to the related Governmental Agencies of the Autonomous Island of Grande Comore (timeline provision in agreements and signed off by the Governmental Authorities of Grande Comore)

6.	Construction 10 to 14 months following the execution of E.5. above incorporating a startup synchronization period of approximately 1 to 2 months

7.	Operation and Maintenance Complex NA for Development timeline

 F. Project Management and Control: Project Implementation Plan (PIP)

1.	A preliminary feasibility study and a detailed report of the complex Completed

2.	Strategic planning and economic analysis Completed

3.	The selection of the field Completed

4.	Preliminary engineering Completed

Economic analysis and project risks

The estimate of the total capital investment as well as operating and maintenance costs

The preliminary assessment of environmental impact and permitting requirements

The technology research, analysis and conceptualization

5.	Reliability analysis Completed

6.	The technology selection, project configuration and sizing Concurrently with task E.3. and its timeline

7.	The studies and engineering plans for the environmental permitting Concurrently with task E.3. and its timeline

8.	Research Techniques Concurrently with task C and its timeline

9.	The strategy and planning for the reduction of emissions of greenhouse gases (GHG) Concurrently with task C and its timeline

10.	The preparation of the Clean Design Mechanism documents for submission to the CDM program (literature and the detailed report for project compliance with the standards and requirements established by the UNFCCC) Concurrently with task C and its timeline

11.	Carbon capture and storage Concurrently with task C and its timeline

12.	The carbon credit analysis Concurrently with task C and its timeline

13.	Energy efficiency Concurrently with task C and its timeline

14.	The analysis of the applicable regulations Concurrently with task C and its timeline

15.	The economic and financial analysis (Business Plan) for the preparation of the application for funding Completed; we have already opened up dialogue with an EPC firm for not only engaging same for the EPC works, but also financing same under the proviso of BioCrude subrogating its right to the Sovereign Guarantees; awaiting proforma proposal from EPC firm

16.	The selection for the companies to carry out the civil works, and procure materials and equipment required for the development of the project (initiate works) Completed; we have already opened up dialogue with an EPC firm for not only engaging same for the EPC works, but also financing same under the proviso of BioCrude subrogating its right to the Sovereign Guarantees; awaiting proforma proposal from EPC firm

17.	The management and supervision of the project 10 to 14 months; duration of EPC works

18.	The operation and maintenance of the MSW-Energy complex NA for Development timeline

19.	The invoice, receipt and payment collection NA for Development timeline

20.	Organization of briefings to the public NA for Development timeline

G. Environmental Impacts Analysis

The Evaluation Process:

1.	The assessment of critical elements used in the development of the project, emissions harmful to the environment, leaching into soil, drainage, etc.…

2.	Potential erosion, the effects of the use and release of public waters on the tributaries, the adjacent ecological systems to the site, etc.…

3.	The number of vehicles (trucks, cars, etc.…) and emissions of pollutants

4.	The energy used in the complex and cooling of various buildings

5.	Materials used for the manufacture of the floor

6.	Building materials used for roofs

7.	Management and treatment of municipal solid waste (MSW)

8.	The quality of water and air

9.	The negative environmental impacts and mitigation, thereof

10.	Analysis of existing site and the impact of adverse effects thereon, for the development of the MSW-Energy complex so as to minimize the impact thereof

11.	Effect of development on sensitive regional systems sent by either air or by ground water systems

(Fully executed; timeline: Part and parcel of the submitted preliminary proposal (“Prefeasibility Study & Detailed Project Report” incorporating an “Environmental Impact Analysis”) to the Governmental Authorities of the Autonomous Island of Grande Comore for the realization of the Concession and Power Purchase Agreements in accordance to the provisions of the Deed of Assignment pursuant to a Public-Private Partnership (PPP); the Environmental Impact Analysis was acceptable to the Governmental Authorities of the Autonomous Island of Grande Comore, hence no caveats, provisions or stipulations related thereto are within the signed contractual agreements.

Planning and Timetable for the Project

The Summary forecast for the following tasks of the project planning encompasses a timeline of 6 to 8 months:

Analysis of the composition and characteristics of municipal solid waste,

Study and preparation of plans for the preliminary engineering,

Study and preparation of detailed plans of Engineering.

The Summary forecast for the Construction & synchronization of different modules in the MSW to Energy complex of the project planning encompasses a timeline of 16 to 18 months (incorporating approximately 4 months for project preparation for ground breaking ceremony).

Material Agreements

We have filed our Material Agreements (the Deed of Assignment pursuant to a Public-Private Partnership (PPP), the Power Purchase Agreement (PPA), and MSW, Land and Supply of Treated Effluent Concession Agreements), by and between the Governmental Authorities of the Grande Comore and BioCrude, in the S1 registration statement as Exhibits 10.11, 10.12 and 10.13, respectively. They are summarized as follows:

January 2016 – Concluded Engagements: signed Deed of Assignment pursuant to a Public-Private Partnership (PPP), MSW, Land and Supply of Treated Effluent Concession Agreements and a Power Purchase Agreement (PPA), by and between the Government of the Autonomous Island of Grande Comore and BioCrude Technologies USA, Inc., for the implementation of the first Waste to Energy complex in the municipality of Moroni, which are as follows:

Deed of Assignment pursuant to a Public-Private Partnership (PPP): exclusively assigning the rights of waste management treatment to BioCrude via the inter-related specific concession vehicles, all defining protocol and mode of engagement as well as rights, interests and obligations of each engaging entity for the term of engagement (30 years) with an option of renewal for an additional term (30 years). Contract was signed January 11, 2016 and amended on December 9, 2016.

MSW Concession* for the guaranteed delivery of MSW to the Complex with an implied base tipping fee per tonne of MSW (“Put or Pay” for the minimum MSW guarantee of 700 TPD) with annual escalations for the term (30 years) of the project with an option of renewal for an additional term (30 years) and Sovereign Guarantees from the Minister of Finance endorsing same. Contract was signed January 11, 2016 and amended on December 9, 2016.

Land Lease Concession for the delivery of the required amount of land for project term (30 years), at an annual symbolic lease rate of $1/amount of land delivered/annum, with an option of renewal for an additional term (30 years). Contract was signed January 11, 2016 and amended on December 9, 2016.

Supply of Treated Effluent Concession whereby the governmental authorities will supply the necessary treated water in order to fulfill the operational requirements of the MSW to Energy complex at a negligible symbolic annual rate for the term of the project with an option of renewal for an additional term (30 years). Contract was signed January 11, 2016 and amended on December 9, 2016.

Power Purchase Agreement (PPA)* [resale of procured electricity to the Power Corporation of the country in question], whereby the Power Corporation of a certain country will buy back the electricity produced by the MSW to Energy Complex at a base rate per kW-hr (“Take or Pay” for all of the renewable energy procured less the self-consumption needs of the MSW-Energy complex), with annual escalations for the term (30 years) of the project with an option of renewal for an additional term (30 years) and Sovereign Guarantees from the Minister of Finance endorsing same. Contract was signed January 11, 2016 and amended on December 9, 2016.

On April 4th, 2017, China Machinery Industry Construction Group Inc.’s (SINOCONST) Senior Vice President and CFO, Ms. Zhang Ai Li, and BioCrude Technologies, Inc.’s Chairman and CEO, Mr. John Moukas, have signed a strategic Partnership (JV) Agreement which embodies the understood exclusive engagement by and between the participants of the JV Consortium (SINOCONST and BioCrude) for any present and future Waste to Energy Project(s) acquired by any party worldwide.

SINOCONST will be responsible for the EPC works (for the development of the Project(s) [Design and Build]) as well as securing the financing for the Project(s), while BioCrude will be the operator (Operation and management). Both SINOCONST and BioCrude will engage with SPV’s/SPE’s, with Contract (Project) Agreements and Operation and management Agreements.

As a caveat for securitizing payment of the contract price for Engineering, Procurement and Construction (“EPC”) works, via the financing mechanism established by SINOCONST, JV Consortium will set up “Special Purpose Vehicle’s/Entity’s” (“SPV/SPE”) for each and every acquired Project. The JV Consortium’s mission and ethos for creating an SPV/SPE of each well-defined Project is to enable direct securitization of financially engineered loans (and other receivables) against direct assets. SINOCONST’s association (equity participation) into every SPV/SPE will be provisional, in a sense where same will have a certain stake in the shareholdings (Common Stock) of the SPV/SPE (as defined in the Capital Structure of the SPV/SPE, as referenced below and in the Memorandum and Articles of Association of same, refer to Annex I), until such time that the loans vested for the development (Design, Building of Project by SINOCONST) of the Project are fully paid back by the JV Consortium from the proceeds of the receivables (for services rendered to client by the Project (SPV/SPE)), and all shares of Common Stock held by SINOCONST are transferred (sold to BioCrude for Project loan(s) repayment, only) to BioCrude as full and final settlement for the loan (that paid for the contract price of said development to SINOCONST). As part and parcel to the securitization of the loans in the SPV/SPE, BioCrude shall assign and/or subrogate its rights to its assets of that distinct Project (Concessions and Power Purchase Agreements, Sovereign Guarantees, Revenues of Operation, etc.…) to the SPV/SPE (“JV Consortium”), and same shall be subject to Charges (Mortgage, privilege, etc..) for financing (funding), only.

In April 4, 2017, SINOCONST and BioCrude have commissioned the services of B & W INT’L SECRETARY LIMITED (Honk Kong, China) [law firm] to establish an SPV/SPE, “BioCrude Technologies, (Hong Kong) Limited” [JV Corporation], as the development vehicle for the MSW to Energy project for the Autonomous Island of the Grande Comore, Union of the Comoros (refer to Exhibit 10.1 for “Articles of Incorporation” of BioCrude Technologies, (Hong Kong) Limited). The “SPV/SPE” possesses the following characteristics:

1.	Memorandum and Articles of Association: “The Companies Ordinance (Cap. 622) [Hong Kong, China]” for “Private Company Limited By Shares” is utilized as the base Memorandum and Articles of Association and enhanced / modified as per the terms, conditions and stipulations of the JV Agreement by and between SINOCONST and BioCrude (refer to Exhibit 10.2 for “Memorandum and Articles of Association”).

2.	Organization and Capital Structure: as per the stipulations of the Memorandum and Articles of Association, and modified to reflect the following, as well:

BioCrude will account for seventy per cent (70.0%) of the total issued and outstanding shares of Common Stock at an issue price of 1 HKD per share for an aggregate issue price of 700 HKD, and at Closing Date;

SINOCONST will account for thirty per cent (30.0%) of the total issued and outstanding shares of Common Stock, at an issue price of 1 HKD per share for an aggregate issue price of 300 HKD, and at Closing Date and issued only once financing (funding) for the Project has been put in place, and will be holder of same until such time that financing (funding) has been paid back, in full, whereby all shares of Common Stock will have been transferred to BioCrude, as full and final settlement for loan repayment and shares of Common Stock acquisition.

Nota Bene: The financing (funding) secured by SINOCONST for the Project and accepted by the JV Consortium will bare an amortization of approximately five (5) years, with a negotiated mechanism for the repayment schedule of principal and interest. Every year end (from the beginning of operations of the Project, i.e., after project completion in accordance to the terms, conditions and stipulations of SINOCONST’s engagement (Contract (Project) Agreement) with SPV/SPE), relative to the amount of capital paid down from the original outstanding loan on that year, a pro rata amount of shares of Common Stock will be given (transferred) back to BioCrude in that year, until the full repayment of the loan, whereby the balance of the shares of Common Stock outstanding as shareholdings of SINOCONST are transferred back to BioCrude, and BioCrude is one hundred per cent (100.0%) shareholder of all of the issued and outstanding shares of Common Stock.

3.	Management (Board of Directors, Officers): as per the stipulations of the Articles of Association, modified to reflect the terms, provisions and stipulations of the JV Agreement by and between BioCrude and SINOCONST.

On April 4th, 2017, SINOCONST’s General Manager of the Group Business Development Department, Mr. Zhou Tao, and BioCrude Technologies (Comoros), LTD. [Hong Kong SPV established by SINOCONST and BioCrude as a JV Partnership], Chairman and CEO, Mr. John Moukas, have signed a Construction (EPC) Contract Agreement which  embodies SPV’s engagement of SINONST to Design, Construct, and Finance BioCrude’s Municipal Solid Waste (MSW) to Energy Complex in the municipality of Moroni, Autonomous Island of the Grande Comore, Union of the Comoros, to treat MSW and procure renewable energy and other marketable by-products (organic fertilizer, ash, primary feedstock for building materials, etc.…) within the conforms of BioCrude’s acquired Concession and Power Purchase Agreements, as well as BioCrude’s Deed of Assignment pursuant to a Public-Private Partnership with the Governmental Authorities of the Autonomous Island of Grande Comore, Union of the Comoros.

On July 27, 2017, the Governmental Authorities of the Autonomous Island of the Grande Comore have issued to BioCrude a “Treasury Bond”, with supporting literature (indenture, resolutions, etc.…; refer to Exhibit 10.3 for “Treasury Bond” and supporting literature) baring a face value of twenty million United States Dollars (20,000,000 USD), in lieu of a “Revolving Letter of Credit (RLC)”, replenished quarterly (for the duration of the term of the contractual engagements), as per the provisions and stipulations of the contractual engagements (Concessions and Power Purchase Agreements). This Treasury Bond serves as a default payment mechanism guarantee, in the event of nonpayment of the Governmental Authorities of the Autonomous Island of the Grande Comore’s financial contractual obligations (tipping fees and/or fees due for the purchase of the renewable energy), which same can immediately, after default, be executed upon by BioCrude, to remedy default.

Liquidity and Capital Resources

As of June 30, 2017, we had $426 in cash, total current assets of $426 and total current liabilities of $405,680. Current liabilities consisted primarily of $33,799 of accounts payable, $125,003 of current related party notes payable, $162,233 in accounts payable to related parties, $8,000 in convertible debt – related party, and $76,645 in convertible debts.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We generated no revenue during the three or six months ended June 30, 2017. We also generated no revenue from either period in 2016. Total operating expenses were $21,443 during the three months ended June 30, 2017 compared to $56,309 during the same period in 2016. Total operating expenses were $64,075 during the six months ended June 30, 2017 compared to $97,495 for the same period in 2016. The decrease is the result of fees associated with the audit of our financial statements for the year ended December 31, 2016 that did not exist during the three months ended June 30, 2017 and the costs related to the companies exchange listing that did not exist during the three months ended June 30, 2017 but did during the same period in 2016.

Critical Accounting Policies

In Financial Reporting release No. 60, “CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES” (“FRR 60”), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying mineral rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that our disclosure controls and procedures were effective as of June 30, 2017.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There has been no material changes in the risk factors set forth in the Company’s S-1 which was effective on July 27, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are included or incorporated by reference as exhibits to this report:

Exhibit No.	Description

10.1	Articles of Incorporation of BioCrude Technologies, (Hong Kong) Limited
10.2	Memorandum and Articles of Association of BioCrude Technologies, (Hong Kong) Limited
10.3	“Treasury Bond” and supporting literature issued by the Governmental Authorities of the Autonomous Island of the Grande Comore

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 11, 2017

Biocrude Technologies USA, Inc.
Registrant

By:	/s/ John Moukas
John Moukas Chief Executive Officer