Form 10-Q
period 2017-09-30
BioCrude Technologies USA, Inc.
filed 2017-10-24
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017 or

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 000-55818

BioCrude Technologies USA, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	81-2924160
(State of incorporation)	(I.R.S. Employer Identification No.)

1255 Phillips Square, Suite 605
Montreal, Quebec, Canada H3B 3G5
(Address of principal executive offices)

514-962-0070 (Registrant’s telephone number including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes ☐   No ☒

As of October 24, 2017, the issuer had 49,939,559 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	Note	September 30, 2017 (unaudited)	December 31, 2016

ASSETS
Current
Cash		$375	$168

		$375	$168

CURRENT LIABILITIES

Accounts payable and accrued liabilities		$69,352	$2,784

Accounts payable and accrued liabilities - related parties	3	167,214	175,215

Convertible debts	4	—	37,825

Loans payable - related parties	3	132,123	115,272

TOTAL LIABILITIES		368,689	331,096

STOCKHOLDERS’ DEFICIT

Share Capital	5	49,967	49,805

Additional Paid in Capital		6,201,346	5,934,725

Foreign currency translation reserve		28,700	28,700

Deficit		(6,648,327)	(6,344,158)

TOTAL STOCKHOLDERS’ DEFICIT		(368,314)	(330,928)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$375	$168

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

		For the Three Months Ended		For the Nine Months Ended
	Note	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

EXPENSES
General and administrative	3	$222,477	$39,782	$286,552	$137,277

Total Operating Expenses		222,477	39,782	286,552	137,277

Loss From Operations		(222,477)	(39,782)	(286,552)	(137,277)

Foreign exchange loss		9,115	—	12,784	—
Interest Expense	3, 4	139	(1,446)	4,833	(4,764)

Net loss		$(231,731)	$(41,228)	$(304,169)	$(142,041)

Other Comprehensive income (loss) – adjustment to foreign currency translation		—	(1,908)	—	5,684

Comprehensive loss for the period		$(231,731)	$(43,136)	$(304,169)	$(136,357)

Loss per share - basic and diluted		$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of shares outstanding - basic and diluted		49,807,453	49,800,854	49,806,803	48,656,224

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Number of shares	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit

Balance December 31, 2015	45,472,843	$45,473	$5,837,501	$32,124	$(6,153,536)	$(238,438)

Share-based payments	24,100	24	24,274	—	—	24,298
Issuance of common stock for debt conversion	4,305,302.00	4,305	67,951	—	—	72,256
Proceeds from issuance of common stock for cash	2,858	3	4,999	—	—	5,002
Foreign exchange translation adjustments	—	—	—	(3,424)	—	(3,424)

Net loss for the year	—	—	—	—	(190,622)	(190,622)

Balance December 31, 2016	49,805,103	49,805	5,934,725	28,700	(6,344,158)	(330,928)

Share-based payments	92,650	92	161,853	—	—	161,945
Shares issues for convertible debt	69,806	70	104,769	—	—	104,839

Net loss for the period	—	—	—	—	(304,169)	(304,169)

Balance, September 30, 2017	49,967,559	$49,967	$6,201,346	$28,700	$(6,648,327)	$(368,314)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC104,839

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
CASHFLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(304,169)	$(142,041)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based payments	161,945	22,373
Accrued interest	4,833	—
Foreign exchange	5,845	—
Changes in net operating assets and liabilities
Accounts Payable accrued liabilities	20,366	8,760
Accounts payable and accrued liabilities-related party	66,568	4,254
Net cash used in operating activities	(44,612)	(106,654)

CASH FLOWS FROM FINANCING ACTIVIITIES:
Proceeds (payments) from/on related party loan	(2,001)	74,444
Proceeds from issuance of convertible debt- related parties	8,000	—
Proceeds from issuance of convertible debt	38,820	34,452
Net cash provided by financing activities	44,819	108,896

Impact on cash from foreign currency translation	—	835

NET INCREASE IN CASH	207	3,077

CASH AT THE BEGINNING OF THE PERIOD	168	—

CASH AT THE END OF THE PERIOD	$375	$3,077

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible debt to common stock	$104,839	$—

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

On April 4, 2017, the Company entered a Joint Venture Agreement with Sinoconst Hong Kong Co., Limited (“Sinoconst”) whereby a Special Purpose Vehicle (“SPV”) is formed for the design, construction, and financing of municipal solid waste to energy facilities. During the nine months ended September 30, 2017, BioCrude Technologies (Hong Kong) Limited., a SPV was incorporated for such purposes and is jointly owned by the Company and Sinoconst.

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016 included in the Company’s registration statement on Form S-1/A, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form S-1/A. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

NOTE 2 – GOING CONCERN

As of September 30, 2017, the Company had an accumulated deficit of $6,648,327 and negative working capital of $368,314. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management plans to obtain additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern.

NOTE 3 – RELATED-PARTY TRANSACTIONS

Due to Related Party

As at September 30, 2017, the Company had outstanding advances due to the Company’s Chief Executive Officer of $167,214 (December 31, 2016 - $175,215) included in accounts payable – related parties. These amounts are unsecured, due on demand and bear no interest.

During the nine months ended September 30, 2017, the Company made net repayments of $8,001 (2016 - $nil) to the Company’s Chief Executive Officer for amounts previously advanced to the Company.

Convertible Debt – Related Parties

During the nine months ended September 30, 2017, the Company received gross proceeds of $8,000 from issuance of a convertible debt to a related party. It is payable to a related party that matures on December 31, 2017, has an interest rate of 5% per annum, and is convertible into common stock of the Company at $1.60 per share. During the nine months ended September 30, 2017 the Company recorded interest expense of $360 (2016 - $nil).

During the nine months ended September 30, 2017, the Company converted the principal balance of $8,000 (2016 - $50,484) of convertible debt payable to related parties into 5,000 common stock of the Company and wrote off accrued interest of $306.

Loans Payable – Related Parties

As of September 30, 2017, the Company had $132,123 (December 31, 2016 - $115,272) of outstanding loans payable to related parties that are past due and have an annual interest rate of 4%.

During the nine months ended September 30, 2017, the Company recorded interest expenses of $5,199 (2016 - $3,318). As of September 30, 2017, the Company has accrued interest balances of $15,221 (December 31, 2016 - $5,968).

Related Party Transactions

During the nine months ended September 30, 2017, the Company incurred $16,137 in professional fees to the Company’s Chief Executive Officer.

NOTE 4 – CONVERTIBLE DEBTS

During the nine months ended September 30, 2017, the Company agreed to convert $104,839 of outstanding convertible debt into 69,806 common shares of the Company. Remaining accrued interest of $6,025 was written-off.

During the nine months ended September 30, 2017, the Company received $38,820 from issuance of convertible debts to third parties that mature on December 31, 2017, have an annual interest rate of 5% and are convertible into common stock at $1.60 per share. During the nine months ended September 30, 2017 the Company recorded interest expense of $1,652 (2016 - $nil).

During the year ended December 31, 2016, the Company issued convertible debts of $20,000 to third parties. The convertible debts were due on December 31, 2017, have an interest rate of 10% per annum and are convertible into common stock at $1.25 per share. During the nine months ended September 30, 2017, the Company recorded interest expense of $1,504 (2016 - $nil) on the convertible debts.

During the year ended December 31, 2016, the Company issued a convertible debt of $7,825 to a third party. The convertible debt matures on December 31, 2016, has an annual interest rate of 10% and are convertible into common stock of the Company at $1.25 per share. During the nine months ended September 30, 2017 the Company recorded interest expense of $785 (2016 – nil) on the debt.

During the year ended December 31, 2016, the Company issued convertible debt of $10,000 to a third party. The convertible debt matures on December 31, 2017, has an annual interest rate of 5% and is convertible into common stock of the Company at $1.65 per share. During the nine months ended September 30, 2017, the Company recorded interest expense of $1,003 (2016 - $nil) on the debt.

NOTE 5 – SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock at par value $0.001 per share. As of September 30, 2017, and the Company had 49,967,559 (December 31, 2016 - 49,805,103) shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2017, the Company issued 92,650 shares of common stock to third parties for services with a fair value based on the value of the services performed of $162,138.

During the nine months ended September 30, 2017, the Company converted $104,838 in outstanding convertible debt into 69,806 common shares of the Company.

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

Website

The Company has acquired the website (and domain name) of BioCrude Canada: http://www.biocrudetech.com. In October 4, 2017, BioCrude officially launched (via an e-newsletter) its newly developed, up to date, dynamic and fully informative website (web portal). The website also discloses all corporate particulars and filings in the “Company” and “Investors Relations” index tabs, respectively, as well as exhibiting “Company News” and “Press Release” sections, depicting the current affairs of the Company.

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

 C. Project implementation plan for the Integrated Municipal Solid Waste to Energy Complex

1.	Opening of the office in Moroni, Autonomous Island of Grande Comore: expected completion date January 2018

2.	Recruitment and training of human resources in Moroni, Autonomous Island of Grande Comore (for engineering, management, operation and maintenance): expected completion date February 2018 (preliminary core)

3.	Recruitment of human resources in Canada (for key management positions): expected completion date November 2017

4.	Preliminary Engineering: completed in preliminary proposal (generic)

5.	Analysis of Municipal Solid Waste: expected completion date January 2018

6.	Study of the site and soil studies: expected completion date February 2018

7.	Detailed Engineering plans: expected completion date March 2018

8.	Detailed plan of the development strategy of the complex: expected completion date March 2018

9.	Hiring of project manager(s) and subcontractors (either through reference or through tender): expected completion date January 2018

10.	Recruitment of Material and Equipment specialist suppliers, via reputation in the market place or tender: expected completion date November 2017

(Timeline: 6 to 8 months from time = present)

D. Human Resource List for Project Implementation

1.	Project management

2.	Civil Engineers

3.	Structural Engineers

4.	Electrical Engineers

5.	Mechanical Engineers

6.	Environmental Engineers

7.	Geological Engineers

8.	Designers

9.	Architects

10.	Planners

11.	Buyers

12.	Supply Agents

13.	Cost Controllers

14.	Training Coach

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

In April 4, 2017, SINOCONST and BioCrude have commissioned the services of B & W INT’L SECRETARY LIMITED (Honk Kong, China) [law firm] to establish an SPV/SPE, “BioCrude Technologies, (Hong Kong) Limited” [JV Corporation], as the development vehicle for the MSW to Energy project for the Autonomous Island of the Grande Comore, Union of the Comoros (we have filed in the 10-Q (as of June 30, 2017), as Exhibit 10.1, the “Articles of Incorporation” of BioCrude Technologies, (Hong Kong) Limited). The “SPV/SPE” possesses the following characteristics:

1.	Memorandum and Articles of Association: “The Companies Ordinance (Cap. 622) [Hong Kong, China]” for “Private Company Limited by Shares” is utilized as the base Memorandum and Articles of Association and enhanced / modified as per the terms, conditions and stipulations of the JV Agreement by and between SINOCONST and BioCrude (we have filed in the 10-Q (as of June 30, 2017), as Exhibit 10.2, the “Memorandum and Articles of Association”).

2.	Organization and Capital Structure: as per the stipulations of the Memorandum and Articles of Association, and modified to reflect the following, as well:

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

On July 27, 2017, the Governmental Authorities of the Autonomous Island of the Grande Comore have issued to BioCrude a “Treasury Bond”, with supporting literature (indenture, resolutions, etc.…; we have filed in the 10-Q (as of June 30, 2017), as Exhibit 10.3, the “Treasury Bond” and supporting literature) baring a face value of twenty million United States Dollars (20,000,000 USD), in lieu of a “Revolving Letter of Credit (RLC)”, replenished quarterly (for the duration of the term of the contractual engagements), as per the provisions and stipulations of the contractual engagements (Concessions and Power Purchase Agreements). This Treasury Bond serves as a default payment mechanism guarantee, in the event of nonpayment of the Governmental Authorities of the Autonomous Island of the Grande Comore’s financial contractual obligations (tipping fees and/or fees due for the purchase of the renewable energy), which same can immediately, after default, be executed upon by BioCrude, to remedy default.

On September 1, 2017, BioCrude, in joint with SINOCONST (“JV Consortium”), have had a work session (in Beijing, China) with China Export and Credit Insurance Corporation (“SINOSURE”), to clarify particulars regarding BioCrude’s Municipal Solid Waste (MSW) to Energy Complex (“Project”) in the municipality of Moroni, Autonomous Island of the Grande Comore, Union of the Comoros, more particularly, the Concessions and Power Purchase Agreements and the Deed of Assignment pursuant to a Public – Private Partnership. Thereafter, BioCrude and SINOCONST, on behalf of BioCrude Technologies, (Hong Kong) Ltd (“SPV/SPE”), have submitted an application to SINOSURE requesting loan insurance for the Project. As part and parcel to the loan insurance application, an independent third-party feasibility study for the Project was requested. The JV Consortium has taken the initiative to solicit same for the execution of the required works.

On September 5, 2017, JV Consortium, on behalf of SPV/SPE, had a work session (in Beijing, China) with the Industrial and Commercial Bank of China Limited (“ICBC”), and shortly therewith, submitted to same, an application for funding for BioCrude’s Project. We are awaiting feedback regarding the indicative terms and conditions (“term sheet”) for the Project funding.

Liquidity and Capital Resources

As of September 30, 2017, we had $426 in cash, total current assets of $426 and total current liabilities of $399,680. Current liabilities consisted primarily of $33,799 of accounts payable, $119,003 of current related party notes payable, $162,233 in accounts payable to related parties, $8,000 in convertible debt – related party, and $76,645 in convertible debts.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We generated no revenue during the three or nine months ended September 30, 2017. We also generated no revenue from either period in 2016. Total operating expenses were $222,447 during the three months ended September 30, 2017 compared to $39,782 during the same period in 2016. Total operating expenses were $286,552 during the nine months ended September 30, 2017 compared to $137,277 for the same period in 2016. The increase is a result of the increased activities during the period that did not exist in the comparative period ended September 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that our disclosure controls and procedures were effective as of September 30, 2017.

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

Date: October 24, 2017

Biocrude Technologies USA, Inc.
Registrant

By: /s/ John Moukas
Chief Executive Officer

