Form 10-K
period 2017-12-31
BioCrude Technologies USA, Inc.
filed 2018-03-27
CIK 1690384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55818

BIOCRUDE TECHNOLOGIES USA, INC.

 (Exact name of registrant as specified in its charter)

Nevada	81-2924160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605-1255 Phillips Square, Montreal, QB, Canada	H3B 3G5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 514-840-9719

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares of Common Stock, $0.0001 par value, outstanding on December 31, 2017 was 50,054,643 shares.

BIOCRUDE TECHNOLOGIES USA, INC.

 FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2017

Index to Report

on Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

●	our ability to diversify our operations;
●	our ability to implement our business plan;
●	our ability to attract key personnel;
●	our ability to operate profitably;
●	our ability to efficiently and effectively finance our operations, and/or purchase orders;
●	inability to achieve future sales levels or other operating results;
●	inability to raise additional financing for working capital;
●	inability to efficiently manage our operations;
●	the inability of management to effectively implement our strategies and business plans;
●	the unavailability of funds for capital expenditures and/or general working capital;
●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;
●	deterioration in general or regional economic conditions;
●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to “we”, “our”, “us”, “the Company”, and similar terms refer to Biocrude Technologies USA, Inc.

PART I

ITEM 1. BUSINESS

General Business Development

The Company was formed on August 4, 2015 in the State of Nevada.

History

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

The versatility and potential of the BioCrude Technology has been demonstrated by the many uses that our R & D department has already tested and verified. The avenues they have explored include sustainable and cost efficient methods that will enlarge composting and biomethanation yields and rates of decomposition while increasing output and providing a higher quality of end product. Their focus is on waste treatment protocols for MSW, cellulose, all organic waste and all manure types; renewable energy sources such as biogas, ethanol and biodiesel; waste water treatment, and multiple other applications.

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

Remember: the landfill gas (from the organic portion of the MSW) extracted from a landfill is a “mise en cause”, to landfilling and a onetime event, with the consequence of the balance of the waste left in the landfill. Landfill gas extraction is not 100% efficient, with a certain percentage escaping into the atmosphere and another percentage trapped in pockets of the landfill.

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

We firmly believe that our products and processes are viable, beneficial, and cost effective ingredients in any Residual (Waste) Management Plans or Systems of implementation. Our technology is easily scalable and can be customized for all individual needs.

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

C. Project implementation plan for the Integrated Municipal Solid Waste to Energy Complex

1.	Opening of the office in Moroni, Autonomous Island of Grande Comore: expected completion date October 2018

2.	Recruitment and training of human resources in Moroni, Autonomous Island of Grande Comore (for engineering, management, operation and maintenance): expected completion date November 2018 (preliminary core)

3.	Recruitment of human resources in Canada (for key management positions): expected completion date September 2018

4.	Preliminary Engineering: completed in preliminary proposal (generic)

5.	Analysis of Municipal Solid Waste: expected completion date October 2018

6.	Study of the site and soil studies: expected completion date October 2018

7.	Detailed Engineering plans: expected completion date November 2018

8.	Detailed plan of the development strategy of the complex: expected completion date November 2018

9.	Hiring of project manager(s) and subcontractors (either through reference or through tender): expected completion date October 2018

10.	Recruitment of Material and Equipment specialist suppliers, via reputation in the market place or tender: expected completion date September 2017

(Timeline: 6 to 8 months from time = present)

D. Human Resource List for Project Implementation

1.	Project management

2.	Civil Engineers

3.	Structural Engineers

4.	Electrical Engineers

5.	Mechanical Engineers

6.	Environmental Engineers

7.	Geological Engineers

8.	Designers

9.	Architects

10.	Planners

11.	Buyers

12.	Supply Agents

13.	Cost Controllers

14.	Training Coach

(Timeline: 4 to 8 months from time = present)

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

11.	Effect of development on sensitive regional systems sent by either air or by ground water systems

(Fully executed; timeline: Part and parcel of the submitted preliminary proposal (“Prefeasibility Study & Detailed Project Report” incorporating an “Environmental Impact Analysis”) to the Governmental Authorities of the Autonomous Island of Grande Comore for the realization of the Concession and Power Purchase Agreements in accordance to the provisions of the Deed of Assignment pursuant to a Public-Private Partnership (PPP); the Environmental Impact Analysis was acceptable to the Governmental Authorities of the Autonomous Island of Grande Comore, hence no caveats, provisions or stipulations related thereto are within the signed contractual agreements).

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

Material Agreements

We have filed our Material Agreements (the Deed of Assignment pursuant to a Public-Private Partnership (PPP), the Power Purchase Agreement (PPA), and MSW, Land and Supply of Treated Effluent Concession Agreements) as Exhibits 10.11, 10.12 and 10.13, respectively by and between the Governmental Authorities of the Grande Comore and BioCrude: They are summarized as follows:

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

On October 5, 2017, BioCrude received from ICBC, the indicative terms and conditions (“term sheet”) for the Project funding.

Employees

As of December 31, 2017, we have no employees, but have one (1) officer and three (3) directors, who are non-employee Directors. We have no agreements with any of our management for any services.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are able to be reviewed through the SEC’s Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC’s website (http://www.sec.gov).

We intend to furnish to our stockholders annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three-quarters of each fiscal year. You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s public reference room at the following location:

Public Reference Room

100 F. Street N.W.

Washington, D.C. 2054900405

Telephone: (800) SEC-0330

ITEM 1A. RISK FACTORS

We are at a very early operational stage and our success is subject to the substantial risks inherent in the establishment of a new business venture.

The implementation of our business strategy is in a very early stage. Our business and operations should be considered to be in a very early stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, the intended business and operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in the Company.

We have a very limited operating history and our business plan is unproven and may not be successful.

The Company was formed in August 2015, but we have not yet begun full scale operations. We have not proven that our business model will allow us to generate a profit

There are substantial doubts about our ability to continue as a going concern and if we are unable to continue our business, our shares may have little or no value

The Company’s ability to become a profitable operating company is dependent upon its ability to generate revenues and/or obtain financing adequate to fulfill our requirements to complete evaluations of Concession acquisitions and development of same opportunities and to achieve a level of revenues adequate to support our cost structure has raised substantial doubts about our ability to continue as a going concern. We plan to attempt to raise additional equity capital by selling shares in this offering and, if necessary, through one or more private placement or public offerings. However, the doubts raised, relating to our ability to continue as a going concern, may make our shares as an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

Failure to effectively manage our growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

Our growth has placed, and is expected to continue to place, a strain on our managerial, operational and financial resources. Further, if our business grows, we will be required to manage multiple relationships. Any further growth by us or an increase in the number of our strategic relationships will increase this strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to implement our business plan, and could have a material adverse effect upon our financial condition, business prospects, operations and the value of an investment in the Company.

Competition in the Waste Management industry/milieu is highly competitive and there is no assurance that we will be successful in acquiring viable Concession engagements from regulating governmental authorities.

The Waste Management industry/milieu is intensely competitive. We compete with numerous companies, including many major companies which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

Risk relating to intellectual property and know-how protection

Though certain intellectual property and know-how of the Company is not, or cannot be totally protected via legal mechanisms or against the implied intent and/or capabilities of potential perpetrators, vulnerability to copying and/or theft exists. Board members have a distinct responsibility to analyze and mitigate risk on behalf of the Company and/or shareholders, and as such, appreciate the materiality of the risk and will attempt to get a handle on measuring its components and try to implement viable countering measures to same. As well, the Board will adopt, as part of its corporate governance, policy that insists that vigilance be institutionalized by monitoring the worldwide marketplace, auditing all security and confidentiality protections in the organization, and making security expectations clear to all employees, over and above developing and having in place rapid response procedures to mitigate risk when theft or abuse of intellectual property occurs.

Current and future governmental and environmental regulations could adversely affect our business.

Our business is subject to federal, state and local laws and regulations. Our operations are also subject to complex environmental and energy procurement laws and regulations adopted by the various jurisdictions in which we have or expect to have operations. We could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil or water, including responsibility for remedial costs.

Government regulation could be an intervening issue whilst trying to get the Concession and Power Purchase Agreements with implications related thereto, which may impact/inhibit the Company’s success in realizing its milestones in the execution of its proposed MSW to Energy Complex for a particular country (client). Part and parcel of the Company’s MSW to Energy proposal submitted to governments is a prefeasibility study of same, which is given to the different divisions of governments, dictating what is required from same with regards to regulation, permits and clearances. The stipulations and provisions for regulations, permits and clearances are absolute (once finalized by BioCrude and the Governmental authorities (with the intervention of technical divisions of same)) within the Concession agreements and signed off on (as well as time delays for granting same from the time BioCrude submits formal plans) by the appropriate divisions of government regulating same ad hoc, i.e. Ministry of Environment (Pollution, water, etc.…), Ministry of Energy (Power Corporation; electricity act [auto producer of electricity and transmission), Municipality (MSW Concession, land concession, water concession), Ministry of Finance (Sovereign Guarantees), etc.… Once the Concessions are acquired (signed), government regulation risk is dramatically reduced or eliminated

Because the requirements imposed by laws and regulations are frequently changed, no assurance can be given that laws and regulations enacted in the future, including changes to existing laws and regulations, will not adversely affect our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease office space at 1255 Philips Square, Suite 605, Montreal, Quebec, CA H3B 3G5 as our principal offices. We believe these facilities are in good condition, but that we may need to expand our leased space as our business efforts increase.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is not yet quoted. Without an active public trading market, a stockholder may not be able to liquidate their shares. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of December 31, 2017, we had 146 stockholders of record of the 50,054,643 shares outstanding.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends upon our common stock in the foreseeable future.

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

●	Our financial condition;
●	Earnings;
●	Need of funds;
●	Capital requirements;
●	Prior claims of preferred stock to the extent issued and outstanding; and
●	Other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

We have no recent sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

 OVERVIEW AND OUTLOOK

With the signing of the Concession Agreements with the country of the Union of the Comoros and the funds raised through this common share offering the Company during the next twelve months will be able to aggressively implement the building of its corporate infrastructure by adding a few key senior managers to oversee the control of the management of the Complexes and the general management of the Company. In addition, technical staff experienced in the management of the Engineering, Procurement, and Construction (“EPC”) activities, a key component in the controlling the successful creation of a Complex will also be hired. The anticipated cost for accomplishing this is approximately $8 million, which includes the provisions for infrastructure development of the Company (construction, fixed assets and equipment procurement), human resource staffing and working capital.

The crucial factor to the financial success is the rapid successful signing of additional concession agreements. Each such agreement requires an immediate investment in the capital stock of the legal entity created for the purpose of building and subsequently operating the Complex. Additional investments in the capital stock of each Complex totaling ten percent (10%) of the capital expenditure for a given Complex must be made in conjunction with the securing of long-term debt provided by financial institutions (made possible by the sovereign guarantees included in the Concession Agreements). The legal entities created for the Complexes in a given country take a wholly owned subsidiary of a joint venture owned fifty per cent (50%) each by the Company and the local government providing the sovereign guarantee. The Company anticipates the creation of a total of eight (8) subsidiaries and two (2) joint ventures requiring a total of approximately $46 million (note: each joint venture entity requires the upfront payment of a licensing fee on the part of the Company’s joint venture partner, partially offsetting the Company’s investment in the Complex and providing a portion of the funds required to operate the Company and make further investments in additional Complexes).

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. Our auditors have expressed a going concern opinion which raises substantial doubts about the Issuers ability to continue as a going concern.

RESULTS OF OPERATIONS

Revenue

We did not generate revenue during the year ended December 31, 2017 or 2016.

Costs and Expenses

During the year ended December 31, 2017 there were $388,257 of operating expenses consisting of general and administrative expenses. Operating expenses for the prior year ended December 31, 2016 was $184,025, consisting of general and administrative.

Liquidity and Capital Resources

As of December 31, 2017, the Company had $76,839 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the year ended December 31, 2017 and December 31, 2016. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the year ended December 31, 2017	For the year ended December 31, 2016
Net cash used in operating activities	$(163,574)	$(158,227)
Net cash used in investing activities	—	—
Net cash provided by financing activities	240,246	158,182
Effect of exchange rate changes on cash		213
Net increase (decrease) in Cash	76,671	168
Cash, beginning of year	168	—
Cash, end of year	$76,839	$168

GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with research and development. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

Operating activities

Net cash used in operating activities was $163,574 for the year ended December 31, 2017 and $158,227 for December 31, 2016.

Financing activities

Net cash provided by financing activities was $240,246 and $158,182 for the year ended December 31, 2017 and the year ended December 31, 2016, respectively.

Since inception, we have financed our cash flow requirements through issuance of common stock and related party advances. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth.

To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements and does not anticipate entering into any such arrangements in the foreseeable future.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

We set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and that require complex management judgment.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Fair value of financial instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and related party payables approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS AND EXHIBITS.

BioCrude Technologies USA, Inc. Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of BioCrude Technologies USA, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of BioCrude Technologies USA, Inc. (the “Company”) as of December 31, 2017, the related consolidated statement of operations, stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated operating revenues to date, and has accumulated losses of $6,748,157 since inception.  The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2017

Vancouver, Canada

March 23, 2018

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	December 31, 2017	December 31, 2016

ASSETS
CURRENT ASSETS
Cash	$76,839	$168
Prepaid expenses	33,670	—
TOTAL ASSETS	$110,509	$168

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,274	$2,784
Accounts payable and accrued liabilities - related parties	263,218	175,215
Convertible notes	20,387	37,825
Loans payable	123,473	115,272
TOTAL LIABILITIES	421,352	331,096

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value shares authorized, 50,054,643 and 49,508,103 shares issued and outstanding as at December 31, 2017 and 2016, respectively	50,054	49,805
Additional paid in capital	6,358,560	5,934,725
Accumulated other comprehensive income	28,700	28,700
Deficit	(6,748,157)	(6,344,158)

TOTAL STOCKHOLDERS’ DEFICIT	(310,843)	(330,928)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$110,509	$168

The accompanying notes are an integral part of these consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Years Ended December 31,
	2017	2016
OPERATING EXPENSES
General and administrative expenses	$388,257	$184,025
LOSS FROM OPERATIONS	(388,257)	(184,025)
Foreign exchange expense	(66)	—
Interest expense	(15,676)	(6,597)
NET LOSS	(403,999)	(190,622)

OTHER COMPREHENSIVE LOSS
Translation to reporting currency	—	(3,424)
COMPREHENSIVE LOSS	$(403,999)	$(194,046)
Loss per share - basic and diluted	$(0.01)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	49,866,603	49,806,803

The accompanying notes are an integral part of these consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

(EXPRESSED IN US DOLLARS)

			Additional	Accumulated Other
	Number of shares	Par Value	Paid-in Capital	Comprehensive Income	Deficit	Total

Balance at December 31, 2015	45,472,843	$45,473	$5,837,501	$32,124	$(6,153,536)	$(238,438)

Share based payments	24,100	24	24,274	—	—	24,298

Issuance of common stock for debt conversion	4,305,302	4,305	67,951	—	—	72,256

Proceeds from issuance of common stock for cash	2,858	3	4,999	—	—	5,002

Foreign exchange translation adjustments	—	—	—	(3,424)	—	(3,424)

Net loss	—	—	—	—	(190,622)	(190,622)

Balance at December 31, 2016	49,805,103	49,805	5,934,725	28,700	(6,344,158)	(330,928)

Share based payments	113,011	113	197,467	—	—	197,580

Issuance of common stock for debt conversion	84,290	84	128,653	—	—	128,737

Proceeds from issuance of common stock for cash	27,860	28	48,725	—	—	48,753

Issuance of common stock for settlement of interest	1,589	2	2,778	—	—	2,780

Issuance of stock as referral fee for convertible notes	22,790	22	39,860	—	—	39,882

Beneficial conversion feature	—	—	6,352	—	—	6,352

Net loss	—	—	—	—	(403,999)	(403,999)

Balance at December 31, 2017	50,054,643	$50,054	$6,358,560	$28,700	$(6,748,157)	$(310,843)

The accompanying notes are an integral part of these consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Years Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(403,999)	$(190,622)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion and other non-cash interest	6,895	—
Share based Compensation	197,580	24,298
Shares issued for debt issue costs	6,211	—
Foreign exchange	18,247	—
Changes in operating assets and liabilities
Accounts payable and accruals	11,491	2,770
Accounts payable and accrued liabilities - related party	—	5,327
Net cash used in operating activities	(163,575)	(158,227)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	79,115	108,728
Proceeds from issuance of convertible debt	112,378	44,452
Proceeds from private placement	48,753	5,002
Net cash provided by financing activities	240,246	158,182

Effect of exchange rate changes on cash	—	213

NET INCREASE IN CASH	76,671	168

CASH BEGINNING	168	—

CASH ENDING	$76,839	$168
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

Noncash investing and financing activities:
Beneficial conversion feature discount related to the issuance of convertible debt	$6,352	$—
Conversion of convertible debt to common stock	$128,737	$—
Conversion of amounts due to shareholder to convertible debt	$—	$72,256
Issuance of common stock to settle interest payable	$2,780	$—
Issuance of common stock as referral fee for convertible notes	$39,882	$—

The accompanying notes are an integral part of these consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Biocrude Technologies USA, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 29, 2015. The Company’s principal business objective is to provide resource management expertise and services, catering to commercial, municipal, and industrial customers, primarily in the areas of solid waste management and recycling services.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date, and has accumulated losses of $6,748,157 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements and related notes are presented in accordance with US GAAP and are presented in United States dollars.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts in the accompanying audited consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

Income Taxes

The Company accounts for income taxes under the asset and liability method, where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. At December 31, 2017 and 2016, there were no uncertain tax positions that require accrual.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, payables to related parties, and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that be used to measure fair value:

Level 1 - quoted prices in active markets for identical assets or

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company’s financial assets and liabilities are subsequent measured at amortized cost, but their carrying amount approximates their fair value due to the short period of time until maturity.

Foreign Currency Translation and Transaction

The Company’s reporting currency is the Canadian dollar. For the year ended December 31, 2016, the Company’s functional currency was the Canadian dollar. At January 1, 2017, as a result of the majority of the Company’s financing and operating activities being denominated in United States dollar, the Company re-evaluated its functional currency and determined it to be the United States dollar. Gains and losses that resulted from translation from Canadian dollars to the reporting currency and included in other comprehensive income will remain in the foreign currency translation reserve.

The Subsidiary’s functional and reporting currency is the United States dollar.

Foreign exchange gains and losses on the settlement of foreign currency transactions are included in foreign exchange expense. Except for translations of intercompany balances, all translations of monetary balances to the functional currency at the year-end exchange rate are included in foreign exchange expense. The translations of intercompany balances to the functional currency at the year end exchange rate are included in accumulated other comprehensive income or loss.

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Share-based Expense

ASC 718, “Compensation – Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

NOTE 3 – STOCKHOLDER’S DEFICIT

Common stock

The authorized common stock of the Company consists of 75,000,000 shares with a $0.0001 par value.

During the year ended December 31, 2016, the Company issued 24,100 shares with a fair value of $24,298 for services.

During the year ended December 31, 2016, the Company issued 4,305,302 shares for conversion of $72,256 of the Company’s outstanding convertible debt.

During the year ended December 31, 2016, the Company issued 2,858 shares of the Company’s common stock for cash proceeds of $5,002.

During the year ended December 31, 2017, the Company issued 27,860 shares of the Company’s common stock for cash proceeds of $48,753, 1,589 shares for the settlement of $2,780 of interest and 84,290 shares for conversion of $128,737 of the Company’s outstanding convertible debt.

During the year ended December 31, 2017, the Company issued 113,011 shares for services with a grant date fair value of approximately $1.75 per share and recorded an aggregate grant date fair value of $197,580 to stock-based compensation expense.

During the year ended December 31, 2017, the Company issued 22,790 shares with a fair value of $39,882 as referral fees in connection with the issuance of convertible notes. At December 31, 2017, $33,670 of this is included in prepaid expenses as it relates to convertible notes that were issued subsequent to December 31, 2017 (Note 7) and $6,212 was recorded as a finance expense.

NOTE 4 – NOTES PAYABLE

Convertible notes

During the year ended December 31, 2017, the Company issued convertible notes for proceeds of $112,378 (2016 - $44,452). The notes bear interest at rates of 3% - 5% (2016 – 5% - 10%). On initial recognition, the Company recognized a beneficial conversion feature of $6,352 (2016 - $Nil).

Details of convertible notes outstanding as at December 31, 2017 and 2016 is as follows:

Maturity date	Conversion price	December 31, 2017	December 31, 2016
December 31, 2016	$1.25	$—	$7,825
December 31, 2017	$1.25	—	10,000
December 31, 2017	$1.25	—	10,000
December 31, 2017	$1.65	—	10,000
December 31, 2018	$1.65	11,661	—
December 31, 2018	$1.65	10,000	—
Total principal outstanding		21,661	37,825
Less: Beneficial conversion feature not amortized		(774)	—
		$20,387	$37,825

Loans payable – Related parties

Included in loans due to related parties as at December 31, 2017, are 3 unsecured loans in the amount of CDN$155,000 ($123,473 and 2016 - $115,272) due to directors or officers of the Company. These loans bear interest at 4% per annum and during the year ended December 31, 2017 the maturity date was extended to December 31, 2018. At December 31, 2017, included in accounts payable and accrued liabilities – related parties is accrued interest of $8,888 (2016 - $1,284) relating to these loans.

Note 5 - Income Taxes

The Company has established a valuation allowance against deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2017. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly and recorded as a tax benefit.

A reconciliation of income taxes at statutory rates is as follows:

	Years Ended December 31,
	2017	2016

LOSS BEFORE INCOME TAXES	$(403,999)	$(190,622)
Statutory tax rate	34%	34%
Expected recovery at statutory rate	(137,000)	(65,000)
Non-deductible expenses	4,000	—
Effect of change in tax rate	31,000	15,000
Change in valuation allowance	102,000	50,000
	$—	$—

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	December 31,
	2017	2016
Non-capital losses	$389,000	$287,000
Valuation allowance	(389,000)	(287,000)
	$—	$—

The Company has non-capital losses carried forward of approximately $1,500,000 which expire between 2028 and 2037.

Note 6 - Related Party Transactions

As of December 31, 2017, the “CEO” of the Company and a director had advanced the Company a cumulative $230,580 (2016 - $173,262) net of repayments for the payment of the Company’s operating expenses. These amounts are unsecured, without interest and payable on demand and are included in accounts payable and accrued liabilities – related parties.

As of December 31, 2017, the Company owed the CEO $23,750 (2016 - $1,953) relating to accrued but unpaid salary. This amount is unsecured, without interest and payable on demand and are included in accounts payable and accrued liabilities – related parties.

Also included in accounts payable and accrued liabilities – related parties is $8,888 (2016 - $1,284) of accrued interest relating to the loans payable – related parties (Note 4).

Note 7 – Subsequent events

Subsequent to December 31, 2017, a convertible note with a principal amount of $11,661 was converted into common stock and January 15, 2018; the Company issued 6,664 common shares.

Pursuant to two (2) convertible note agreements entered into on December 28, 2017, subsequent to December 31, 2017 the Company received proceeds of $317,460. The notes bear interest at a rate of 3% per annum and are convertible into common stock at a price of $1.65 for share. The notes were subsequently converted into common stock and on February 15, 2018 the Company issued 192,400 common shares.

On February 15, 2018 and February 16, 2018, the Company has engaged with subscribers for a total of 6 subscriptions of 1,000 shares of its common stock per subscription at $4.00 per share of common stock, for a total quantum of $24,000 against 6,000 shares of issued common stock.

On March 3, 2018 and March 13, 2018, the Company has issued out 5,000 and 3,835 shares of its common stock, respectively, to persons for services rendered.

On March 14, 2018, the Company has issued to Mr. Joshua Freund, 36,000 shares of its common stock, so he can transfer the shares to 36 new shareholders at 1,000 shares per capita, in conformity to a resolution passed by the Company on February 28, 2018 (in order to meet NASDAQ Small Cap listing requirements of a minimum shareholder base).

On March 15, 2018, the Company has issued to Think-A-Move, Ltd. 111,000 shares of its common stock, so it can transfer it to 111 new shareholders at 1,000 shares per capita, in conformity to a resolution passed by the Company on February 28, 2018 (in order to meet NASDAQ Small Cap listing requirements of a minimum shareholder base).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T). CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer, Benny Doro, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2017.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

Lack of appropriate segregation of duties,

Lack of control procedures that include multiple levels of supervision and review, and

There is an overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material nonstandard transactions.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management’s report in this annual report.

Implemented or Planned Remedial Actions in response to the Material Weaknesses

We will continue to strive to correct the above noted weakness in internal control once we have adequate funds to do so. We believe appointing a director who qualifies as a financial expert will improve the overall performance of our control over our financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2017 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2017 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Executive Officers

Name	Age	Position

John Moukas	52	Director, President and CEO
Boris Baran	72	Director and Secretary
Edwin-Dario Monzon	40	Independent Director

Directors, Executive Officers, Promoters and Control Persons

John Moukas: B.Sc. Eng., Chairman / CEO; Specializing in early stage technology start-ups, finance and securities (private and public corporations).

Mr. Moukas is a highly-qualified Executive Manager offering more than 22 years of Financial Management, Leadership and Controller experience within the financial market and service industries. Results-Focused and effectual leader with proven ability to turn around financially troubled/distressed companies and to start off new companies from thought inception. Mr. Moukas’ talent for proactively identifying and resolving problems, reversing negative sales trends, controlling costs, automating accounting systems and corporate procedures, maximizing productivity and capability of delivering multi-million dollar profit increases is a definite synergy for BioCrude’s incubation into a flourishing on-going concern.

Mr. Moukas has worked as an independent financial and management consultant since 1995.

Mr. Moukas is the co-founder of 9175 1925 Quebec Inc. (since 2006 until 2012) and founder of BioCrude Technologies, Inc. (Canada), where he has been with same since October 2008 (inception) at the capacity of Chairman/CEO.

Boris Baran: M.Sc., Director / Secretary; Seasoned Executive with Corporate Development skills, Team Building experience and Corporate Strategist.

Mr. Boris Baran has an extensive 40-year background in IT; Mr. Baran has served in the following related capacities:

■

Providing solutions to business problems for major corporations by conducting feasibility studies and by designing/developing/implementing computer-based information systems. These activities were performed as an independent consultant and as an employee of IBM Canada.

■	Engaged as a Systems Engineer by IBM Canada, whereby his responsibilities included customer technical support as well as the marketing of goods and services.

In addition to his industrial experience, Mr. Baran was also a professor of computer information systems at the John Molson School of Business, Concordia University for some 30 years. Apart from his regular teaching activities, he organized and conducted seminars for the business community. Mr. Baran’s personal and business contacts, as well as his acquired marketing skills, have enabled him to secure investors for various business opportunities.

Mr. Baran has been with the John Molson School of Business, Concordia University since September 1981 until June 2010 at the capacity of Professor and has been with BioCrude Technologies, Inc. (Canada) since October 2008 at the capacity of advisor to the Chairman/CEO.

Edwin-Dario Monzon: B.A., LL.B.; Independent Director; Major strengths include Compliance, Governing Law, Civil-Commercial Litigation, Financial Public Relations and Presentation and Public Interviews.

Mr. Edwin Monzon has been with Lazarus, Charbonneau since 2004. He spent 4 years in the litigation department and then moved on to counsel and assist land-based and online gaming operators. He has assisted governments in the drafting of their gaming legislations and he has provided guidance and support to the gaming operators to help them navigate the various regulatory requirements from a legal, compliance, contractual and structural perspective. In addition, he has advised and counseled on a number of acquisitions in various different sectors of e-commerce.

Mr. Monzon is fluent in English, French and Spanish

Family Relationships

There are no family relationships among any of our officers or directors.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Nevada law.

Limitation of Liability of Directors

Pursuant to the NRS, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him/her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an Audit Committee. Our director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and Directors, we believe that as of the date of this filing they were all current in their filings.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

Summary Compensation Table

The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer and our other executive officers during the last two fiscal years.

(a)	(b)		(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year		Salary*	Bonus	Stock Awards		Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation earnings	All Other compensation	Total Compensation
John Moukas, Chief Executive Officer	2015		$31,400	0	0		0	0	0	0	$31,400
President & Director	2016		$26,398	0	0		0	0	0	0	$26,938
	2017	*	$35,167	0	0		0	0	0	0	$35,167

Boris Baran	2015		$0	0	$746,121	**	0	0	0	0	$746,121
Sec. Treas. Dir.	2016		$0	0	0		0	0	0	0	$0
	2017	*	$0	0	0		0	0	0	0	$0

Edwin-Dario Monzon	2017		$0	0	0		0	0	0	0	$0

*As of December 31, 2017

**Stock Award(s): During the year ended December 31, 2015, the Company issued 1,000,000 shares of the Company’s common stock to Mr. Baran with an aggregate grant date fair value of $746,121, based on the fair value of the Company’s common stock of approximately $0.75 per share, in accordance with FASB Topic 718.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2017.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2017, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Transaction Type (Account Recorded)	Address	Number of Shares Beneficially Owned (*)	Percent of Class (**)
John Moukas (Chairman/CEO)	Historical: Creator, Incubator of Company – Acquired Stock	465 88th Avenue, Laval, Quebec, Canada H7W 3G1	38,006,575	75.93
Cerasela Tesleanu (Spouse to John Moukas)	Historical Gifted Stock from John Moukas’ holdings	465 88th Avenue, Laval, Quebec, Canada H7W 3G1	1,500,000	3.00
Mike Mavrigiannakis (Shareholder: Brother-in-law to John Moukas)	Convertible Loan & Gifted Stock (GS)	208 Maupassant DDO Quebec, Canada H9G 3A9	2,638,000	5.27
Vickie Moukas Mavrigiannakis (Shareholder: Sister to John Moukas & Married to Mike Mavrigiannakis)	Convertible Loan & Gifted Stock (GS)	208 Maupassant DDO Quebec, Canada H9G 3A9	2,638,000	5.27
Boris Baran (Secretary/Director)	Acquired Stock	1008-5350 MacDonald Ave., Montreal, Quebec Canada H3X 2V2	1,000,000	2.00

(*)	Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute “Beneficial Ownership” of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(**)	Percent of class is calculated on the basis of the number of shares outstanding on December 31, 2017: 50,054,663.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC Markets does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by Dale Matheson Carr-Hilton Labonte, LLP (DMCL) for year ended December 31, 2017 are $5,000 and the six months (Q2: June 30, 2017) and nine months (Q3: September 30, 2017) ended were $3,000 and $3,000, respectively.

(2) AUDIT-RELATED FEES

None.

(3) INCOME TAX FEES

The Income Tax fees charged by Dale Matheson Carr-Hilton Labonte, LLP (DMCL) for year ended December 31, 2017 are $1,500.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page 31 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biocrude Technologies USA, Inc.

By:	/s/ John Moukas
John Moukas, President
Date: March 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Moukas	President, Director, Principal Executive Officer	March 27, 2018
John Moukas