Form 10-Q
period 2018-03-31
BioCrude Technologies USA, Inc.
filed 2018-05-16
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018 or

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

514-840-9719 (Registrant’s telephone number including area code)

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

Yes ☐ No ☒

As of March 31, 2018, the issuer had 50,415,946 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2018	December 31, 2017

ASSETS
Current assets
Cash	$185,936	$76,839
Prepaid expenses	50,000	33,670

Total assets	$235,936	$110,509

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$13,590	$14,274
Accounts payable and accrued liabilities - related parties[4]	143,620	263,218
Convertible debts[6]	10,317	20,387
Loans payable[4]	130,403	123,473

Total liabilities	297,930	421,352

Stockholders’ deficit[7]
Share capital	50,415	50,054
Additional paid in capital	7,353,899	6,358,560
Foreign currency translation reserve	28,700	28,700
Deficit	(7,495,008)	(6,748,157)

Total stockholders’ deficit	(61,994)	(310,843)
Total liabilities and stockholders’ deficit	$235,936	$110,509

The accompanying notes are an integral part of these consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
EXPENSES
General and administrative expenses	$735,113	$50,487
Loss from Operations	(735,113)	(50,487)
Foreign exchange loss	10,334	-
Interest expense	(22,072)	(2,199)

Net loss	(746,851)	(52,686)
Other Comprehensive Income
(Loss) - adjustment to foreign currency translation	-	910

Comprehensive loss	$(746,851)	$(53,596)
Loss per share - basic and diluted	$(0.01)	$(0.00)
Weighted average number of shares outstanding -
Basic and diluted	49,900,144	49,806,803

The accompanying notes are an integral part of these consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

			Additional	Accumulated Other
	Number of shares	Par Value	Paid-in Capital	Comprehensive Income	Deficit	Total

Balance at December 31, 2017	50,054,643	$50,054	$6,358,560	$28,700	$(6,748,157)	$(310,843)
Share based compensation	155,835	156	623,182			$623,338
Beneficial conversion feature	-	-	19,240	-	-	19,240
Issuance of common stock for debt conversion	199,468	199	328,923			329,122
Proceeds from issuance of common stock for cash	6,000	6	23,994			24,000
Net loss	-	-	-	-	(746,851)	(746,851)
Balance at March 31, 2018	50,415,946	$50,415	$7,353,899	$28,700	$(7,495,008)	$(61,994)

The accompanying notes are an integral part of these consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

	Period Ended March 31,
	2018	2017
Cash flow used in in operating activities
Net loss	$(746,851)	$(52,686)
Interest expense	27,761	-
Share based compensation	657,009	4,113
Changes in operating assets and liabilities
Prepaid expenses	(50,000)
Accounts payable and accruals	(684)	16,799
Accounts payable and accrued liabilities - related party	(119,598)	1,205
Net cash used in operating activities	(232,363)	(30,569)

Cash flows provided by financing activities
Advances from related parties	-	(15,391)
Proceeds from issuance of convertible debt	317,460	46,820
Proceeds from private placement	24,000
Net cash provided by financing activities	341,460	31,429

Effect of exchange rate changes on cash		181

Net change in cash	109,097	1,041

Cash, beginning	76,839	168

Cash, ending	$185,936	$1,209
Supplemental disclosure of cash flows information:
Cash paid for income taxes	$-	$-
Interest paid	-	-

Noncash investing and financing activities:
Beneficial conversion feature discount related to the issuance of convertible debt	19,240	-
Conversion of amounts due to shareholder to common stock	329,122	65,629

The accompanying notes are an integral part of these consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization & Nature of Operations

BioCrude Technologies USA, Inc. (the “Company” and/or “BioCrude”) provides consulting as well as supplies waste management services, more particularly, with specialization in the Waste to Energy (W2E) milieu. The mission and ethos of the Company is to acquire the necessary Concessions from appropriate Governmental Authorities of municipalities/countries responsible for same, in order for the Company to implement its technical expertise and knowhow to develop its proposed “Integrated Municipal Solid Waste (“MSW”) to Renewable Energy Complex” for the treatment and disposal of MSW for municipal applications.

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2017 included in the Company’s 2017 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

All intercompany accounts and transactions have been eliminated

NOTE 2 – GOING CONCERN

As of March 31, 2018, the Company had an accumulated deficit of $7,475,008 and negative working capital of $61,994. Losses have principally occurred as a result of the substantial resources required for marketing and lobbying efforts of the Company’s concessions pursuit worldwide which included the general and administrative expenses associated with its organization and product development. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management plans to obtain additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These consolidated financial statements and related notes are presented in accordance with US GAAP and are presented in United States dollars

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Stock-Based Compensation

The Company accounts for all share-based payment awards made to employees and directors, based on their fair value. The Company measures share-based compensation to consultants by recognizing the fair value of the awards over the period the services are rendered or goods are provided.

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Foreign exchange gains and losses on the settlement of foreign currency transactions are included in foreign exchange expense. Except for translations of intercompany balances, all translations of monetary balances to the functional currency at the year-end exchange rate are included in foreign exchange expense. The translations of intercompany balances to the functional currency at the year-end exchange rate are included in accumulated other comprehensive income or loss.

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

New and Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations except for the following:

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-01 (ASU 2016-01) “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for annual reporting periods and interim periods within those years beginning after January 1, 2018. The most significant impact to the Company’s financial statements relates to the recognition and measurement of equity investments at fair value in the Company’s statement of operations. The adoption of ASU 2016-01 has no material impact on the Company’s financial statements.

NOTE 4 – RELATED-PARTY TRANSACTIONS

Due to Related Party

As of March 31, 2018, the Company had outstanding advances due to the Company’s Chief Executive Officer of $143,620 (December 31, 2017 - $263,218) included in accounts payable – related parties. These amounts are unsecured, due on demand and bear no interest.

During the three months ended March 31, 2018, the Company made net repayments of $110,710 (2017 - $15,391) to the Company’s Chief Executive Officer for amounts previously advanced to the Company.

Loans Payable – Related Parties

As of March 31, 2018, the Company had CAD $40,000 (December 31, 2017 – CAD $40,000) of outstanding loans payable to related parties that are past due and have an annual interest rate of 4%. As of March 31, 2018, accrued interest relating to this loan is $4,039 (December 31, 2017 - $3,695).

NOTE 5- NOTES PAYABLE

Included in loans as at March 31, 2018, are 3 unsecured loans in the amount of $120,234 (CDN$155,000) (December 31, 2017 - $123,473 (CAD $155,000)). These loans bear interest at 4% per annum and during the year ended December 31, 2017 the maturity date was extended to December 31, 2018. At March 31, 2018, accrued interest relating to these loans is $9,912 (December 31, 2017 - $8,888).

NOTE 6 – CONVERTIBLE DEBTS

During the three months ended March 31, 2018, the Company issued two convertible notes for gross proceeds of $317,460 and converted these loans into 192,400 shares of common stock of the Company at a price of $1.65 per share (note 6). Pursuant to the issuance of the convertible notes, the Company recognized beneficial conversion features of $19,240 in aggregate.

During the three months ended March 31, 2018, the Company converted one convertible note, entered into on December 22, 2017, into 7,068 shares of its common stock at a price of $1.65 per share (note 6).

As of March 31, 2018, accrued interest has a balance of $1,091 (December 31, 2017 - $1,661).

Details of convertible notes outstanding are as follows:

Maturity date	Conversion price	March 31, 2018	December 31, 2017
December 31, 2017	$1.65	$-	$11,661
December 31, 2018	$1.65	11,091	10,000
Total principal outstanding		11,091	21,661
Less: Beneficial conversion feature not amortized		(774)	(774)
		$10,317	$20,387

NOTE 7 – SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock at par value $0.001 per share. As of March 31, 2018, the Company had 50,415,946 (December 31, 2017 - 50,054,643) shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2018, the Company issued 6,000 shares of its common stock at a price of $4 per share for gross proceeds of $24,000.

On March 3, 2018 and March 13, 2018, the Company issued 5,000 and 3,835 shares of its common stock, respectively, to persons for services rendered, with a fair value based on the value of the services performed of $35,340 ($4 per share of common stock).

On March 14, 2018, the Company issued to Mr. Joshua Freund, 36,000 shares of its common stock at $4 per share, so he can transfer those shares to 36 new shareholders at 1,000 shares per capita, in conformity to a resolution passed by the Company on February 28, 2018.

On March 15, 2018, the Company issued to Think-A-Move (“TAM”), Ltd. 111,000 shares of its common stock at fair value of $4 per share, so TAM can transfer those shares to 111 new shareholders at 1,000 shares per capita, in conformity to a resolution passed by the Company on February 28, 2018.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to the three months ended March 31, 2018, the Company agreed to converted $10,000 of an outstanding convertible debt into 6,061 shares of common stock of the Company at the conversion price of $1.65 per share of common stock.

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

BioCrude, having set as its objective the profitability of the activities issued of this sector, while building business relationships and social implications within the collectivity’s / communities that BioCrude is called upon to serve, beyond the environmental and social implications, and beyond the business imperatives, has set as one of its priorities to optimize waste management and treatment thereof, whilst respecting the boundaries of economies, efficiency and adherence to environmental wellbeing initiatives. BioCrude Technologies USA, Inc. has been involved in the R&D of Environmental Technologies, both process and product based, whereby it has enhanced and optimized conventional Technology, whereby giving credence to environmental, economic, social and technological well-being, too numerous to mention, and as all can be referenced in its entirety within BioCrude’s Integrated MSW-Energy Proposal. Shortlists of the aforesaid well-beings are mentioned herein under:

1.	Secure, cost effective long-term processing capacity for recyclables and organics.

2.	Improvement of effectiveness and efficiency of current waste systems/practices.

3.	Elimination of MSW from going to landfills.

4.	Creation of Renewable Energy (dependent on the amount of MSW, and calorific value (energy content) of the MSW).

5.	Reduction of Greenhouse Gases and other environmental pollutants emitted into the atmosphere.

6.	Municipalities do not have to undergo cost of implementation; privatized via BOOT (Build, Own, Operate & Transfer), whereby BioCrude Technologies USA, Inc. will be lobbying to get the MSW, Land, Sewage treated Effluent and Resale of Electricity Concessions (with Sovereign Guaranties from the Ministry of Finance of the Government in question).

7.	Due to the profitability of the proposal, significant savings could be passed onto the Municipalities, to reduce their day to day on going expenses for Municipal Waste Management, for the duration of the BOOT (30 years), of approximately 50%, per annum, via MSW Tipping Fees and the Transport of the MSW to neighboring cities/provinces (states) and/or countries without forgetting to mention the reduced GHG emissions from the substitution effect of BioCrude’s Integrated MSW to Energy proposal from landfilling and/or incineration. This surplus in savings can be used for other municipal social and infrastructural programs.

8.	Employment opportunities are created during the EPC (Engineering, Procurement & Construction) phase of the project (a few hundred jobs) and for the day to day operations of the project (approximately 44 jobs per shift per 600 TPD Plant plus 10 persons for administration X 3 shifts per, equating to a total quantum of a minimum of 141 persons).

9.	The proposed solution is an integrated MSW management system based on energy recovery that respects the norms of a Clean Design Mechanism (“CDM”) inherent within the realms of article 12 of the Kyoto Protocol (“UNFCCC”) or any future proposed legislation regarding same and qualifies for Carbon Emissions Reduction Credits (“CER’s”).

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

It is very important to note that the Separation Process of the MSW into the appropriate feedstock categories for each distinct process (organics for biomethanation (as well as for composting), and polymer-based hydro-carbons and cellulose based products for RDF process) is of the utmost importance. Failure to do so can lead to complications and inevitable failure of each process in question. Evidence of Success and failure stories (especially with biomethanation plants, whereby the feedstock generated from MSW (organic fraction) had traces of more than 10% of polymer-based products and/or inerts, thus inhibiting and/or limiting the viability of same) as can be found all over the world, and each outcome, in essence, can be summarized by Plant Technology Implementation and Feedstock Preparation (do not mix up technology viability with technology implementation and operation).

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

The balance of the inerts (Construction and Demolition Debris, gravel, sand, bricks, etc.) can either be landfilled with no negative environmental impacts or crushed and given to companies specializing in the fabrication of construction materials (if a market is identified, BioCrude can offer them these by-products (crushed or uncrushed).

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

Pricing initiatives

BioCrude has developed a number of sales/solicitation programs and the standardization of the sales/solicitation process and standardized the sales/solicitation process. We believe that the pricing logic used in our fee programs, with implied “Put or Pay” and “Take or Pay” provisions for the supply of feedstock and resale of outputs (renewable energy), respectively, is reasonable and competitive. We expect to continue to add to our fee-based pricing through additional administrative fees, recycling fees, late charges and further improvements to our existing fee structures. The goal of our pricing program is to generate price increases in excess of CPI. BioCrude will derive revenues from a combination of commodity sales (Marketable by-products – fertilizer and energy resale), carbon credits (CER’s under the “Clean Development Mechanism” established pursuant to article 12 of the “Kyoto Protocol” (CDM project)) and tipping fees paid for material processing. Fluctuations in commodity pricing are managed by a number of risk mitigation strategies including: financial hedging instruments (transfer of foreign exchange risk), Sovereign Guarantees, floor prices, forward sales contracts, index purchases, and tipping fees. The goal is to smooth revenue, net of cost of products purchased, and generate consistent cash flows.

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

C. Project implementation plan for the Integrated Municipal Solid Waste to Energy Complex

1.	Opening of the office in Moroni, Autonomous Island of Grande Comore: expected completion date October 2018

2.	Recruitment and training of human resources in Moroni, Autonomous Island of Grande Comore (for engineering, management, operation and maintenance): expected completion date November 2018 (preliminary core)

3.	Recruitment of human resources in Canada (for key management positions): expected completion date September 2018

4.	Preliminary Engineering: completed in preliminary proposal (generic)

5.	Analysis of Municipal Solid Waste: expected completion date October 2018

6.	Study of the site and soil studies: expected completion date October 2018

7.	Detailed Engineering plans: expected completion date November 2018

8.	Detailed plan of the development strategy of the complex: expected completion date November 2018

9.	Hiring of project manager(s) and subcontractors (either through reference or through tender): expected completion date October 2018

10.	Recruitment of Material and Equipment specialist suppliers, via reputation in the market place or tender: expected completion date September 2018

(Timeline: 6 to 8 months from time = present)

D. Human Resource List for Project Implementation

1.	Project management

2.	Civil Engineers

3.	Structural Engineers

4.	Electrical Engineers

5.	Mechanical Engineers

6.	Environmental Engineers

7.	Geological Engineers

8.	Designers

9.	Architects

10.	Planners

11.	Buyers

12.	Supply Agents

13.	Cost Controllers

14.	Training Coach

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

On October 5, 2017, BioCrude received from ICBC, the indicative terms and conditions (“term sheet”) for the Project funding (term of validity was six months). On April 8, 2018, BioCrude received from ICBC, a renewal of the “term sheet”, extending the term of validity for another six months.

In January, 2018, BioCrude, in joint with SINOCONST (“JV Consortium”), have commissioned out the works related to the feasibility study of the Municipal Solid Waste (MSW) to Energy Complex (“Project”) in the municipality of Moroni, Autonomous Island of the Grande Comore, Union of the Comoros, to China International Electronic Commerce Center (“CIECC”), an independent engineering firm in China, acceptable to SINOSURE’s shortlist of accredited and acceptable suppliers for same.

On January 23, 2018, BioCrude, in joint with SINOCONST (“JV Consortium”), had a work session (in Beijing, China) with CIECC. CIECC had requested that all of BioCrude’s literature be translated into mandarin (translation was concluded by March 30, 2018); the status of the final report of the feasibility study for the project, as of these presences, is pending.

As part of the listing requirements of the NASDAQ listing center for BioCrude’s application for same to be listed on the NASDAQ Small Capital Markets exchange, BioCrude had to increase its shareholder base from 155 shareholders to that of a minimum of 300 shareholders. In March, 2018, BioCrude, by virtue of resolution, issued out to two entities, Joshua Freund and Think-A-Move, Ltd. (TAM), 36,000 and 111,000 shares of its capital stock, respectively, representing 1,000 shares per affiliate/shareholder of each entity (36 affiliates for Joshua Freund, and 111 shareholders of TAM), for a total quantum of 147,000 shares of its capital stock of the company, so these entities can execute a stock distribution to their respective affiliates/shareholders (refer to note 6 of the “Notes to Consolidated Financial Statements”).

Liquidity and Capital Resources

As of March 31, 2018, we had $185,936 in cash, total current assets of $235,936 and total current liabilities of $297,930. The following table provides detailed information about our net cash flow for the year ended December 31, 2017 and December 31, 2016. To date, we have financed our operations through the issuance of stock and borrowings.

	For the three months ended March 31, 2018	For the three months ended March 31, 2018
Net cash used in operating activities	$(232,363)	$(30,569)
Net cash used in investing activities	-	-
Net cash provided by financing activities	341,460	31,429
Effect of exchange rate changes on cash		181
Net increase (decrease) in Cash	109,097	1,041
Cash, beginning of year	76,839	-
Cash, end of year	$185,936	$1,209

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We generated no revenue during the three months ended March 31, 2018. We also generated no revenue in 2017. Total operating expenses were $735,113 during the three months ended March 31, 2018 compared to $50,487 during the same period in 2017. The increase is the result of stock-based compensation associated with shares issued to various third parties for services during the period ended March 31, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that our disclosure controls and procedures were effective as of March 31, 2018.

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

ITEM 1A. RISK FACTORS

There has been no material changes in the risk factors set forth in the Company’s 10-K filed March 27, 2018.

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

Date: May 15, 2018

Biocrude Technologies USA, Inc.
Registrant

By:
/s/ John Moukas Chief Executive Officer