Form 10-Q
period 2018-06-30
BioCrude Technologies USA, Inc.
filed 2018-08-24
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2018, the issuer had 50,422,007 shares of common stock issued and outstanding.

TABLE OF CONTENTS	Page

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS

	UNAUDITED June 30,	December 31,
	2018	2017

ASSETS

CURRENT ASSETS
Cash	$106,016	$76,839
Prepaid Expenses	51,544	33,670

TOTAL ASSETS	$157,560	$110,509

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$28,400	$14,274
Accounts payable and accrued liabilities – related party[4]	114,561	263,218
Convertible debt[5]	—	20,387
Loans payable[4]	92,323	123,473

TOTAL LIABILITIES	$235,284	$421,352

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 50,422,007 and 50,054,643 shares issued and outstanding as at June 30, 2018 and December 31, 2017, respectively[6]	50,421	50,054
Additional paid-in capital	7,363,993	6,358,560
Accumulated other comprehensive income	28,700	28,700
Accumulated deficit	(7,520,838)	(6,748,157)
TOTAL STOCKHOLDERS’ DEFICIT	(77,724)	(310,843)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$157,560	$110,509

See accompanying notes to unaudited interim consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	26,867	27,443	794,323	70,075
Total operating expenses	26,867	27,443	794,323	70,075

LOSS FROM OPERATIONS	(26,867)	(27,433)	(794,323)	(70,075)

Interest expense	(2,373)	(2,199)	(24,940)	(4,694)

NET LOSS	$(29,240)	$(29,642)	$(819,263)	$(74,769)

Net loss per common share – basic and diluted	$(0)	$(0)	$(0)	$(0)

Weighted average number of common shares outstanding – basic and diluted	50,114,730	49,807,453	50,114,405	49,806,803

COMPREHENSIVE INCOME (LOSS)
Net loss	$(29,240)	$(29,642)	$(819,263)	$(74,769)
Other comprehensive income (loss) – gain (loss) on foreign currency translation	3,410	(2,759)	46,581	(3,669)
Total comprehensive income (loss)	$(25,830)	$(32,401)	$(772,682)	$(78,438)

See accompanying notes to unaudited interim consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2017	50,054,643	50,054	6,358,560	28,700	(6,748,157)	(310,843)

Share-based compensation	155,835	156	623,182	—	—	623,338

Issuance of common stock for debt conversion	199,468	199	328,923	—	—	329,122

Proceeds from issuance of common stock for cash	6,000	6	23,994	—	—	24,000

Beneficial conversion feature	—	—	19,240	—	—	19,240

Net loss	—	—	—	—	(746,851)	(746,851)

Balance, March 31, 2018	50,415,946	$50,415	$7,353,899	$28,700	$(7,495,008)	$(61,994)

Share-based compensation	—	—	—	—	—	—

Issuance of common stock for debt conversion	6,061	6	9,994	—	—	10,000

Proceeds from issuance of common stock for cash	—	—	—	—	—	—

Beneficial conversion feature	—	—	100	—	—	100

Net loss	—	—	—	—	(25,830)	(25,830)

Balance, June 30, 2018	50,422,007	$50,421	$7,363,993	$28,700	$(7,520,838)	$(77,724)

See accompanying notes to unaudited interim consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND DECEMBER 31, 2017

	UNAUDITED
	June 30, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(772,682)	$(403,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	657,009	197,580
Shares issued for debt issue costs	—	6,211
Accretion and other non-cash interest	20,615	6,895
Foreign exchange	—	18,247
Changes in operating assets and liabilities:
Prepaid expenses	(51,544)	—
Accounts payable and accrued liabilities	14,126	11,491
Accounts payable and accrued liabilities – related party	(148,657)	—
Net cash used in operating activities	$(281,133)	$(163,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) from related party advances	—	79,115
Proceeds from issuance of convertible debt – related parties	—	—
Proceeds from subscriptions (private placements)	24,000	48,753
Proceeds from issuance of convertible debt	317,460	112,378
Proceeds (repayments) of loans payable	(31,150)	—
Net cash provided by financing activities	$310,310	$240,246

Impact on cash from foreign currency translation	—	—

NET INCREASE IN CASH	29,177	76,671

CASH AT BEGINNING OF THE PERIOD	76,839	168

CASH AT END OF THE PERIOD	$106,016	$76,839

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature discount related to the issuance of convertible debt	$19,340	$6,352
Conversion of convertible debt to common stock	$319,882	$128,737

See accompanying notes to unaudited interim consolidated financial statements.

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2017 included in the Company’s 2017 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with GAAP in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

The consolidated financial statements herein have been prepared in accordance with GAAP and include the accounts of the Company and its holdings of a partially-owned subsidiary as follows:

Name of Subsidiary	Country of Incorporation	Ownership	Principle Activities
BioCrude Technologies (Hong Kong) Limited.	China	70%	Waste management

All intercompany accounts and transactions have been eliminated

NOTE 2 – GOING CONCERN

As of June 30, 2018, the Company had an accumulated deficit of $7,520,838 and negative working capital of $77,724. Losses have principally occurred as a result of the substantial resources required for marketing and lobbying efforts of the Company’s concessions pursuit worldwide which included the general and administrative expenses associated with its organization and product development. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management plans to obtain additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern.

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

Income Taxes

The company has elected to account for income taxes using the taxes payable method. The taxes payable and provision for income taxes are based on the corporate income tax returns filed. There is no adjustment for income taxes related to temporary differences and no recognition of the benefit of income tax losses carried forward resulting from the net operating loss in the current period.

Foreign Currency Translation and Transaction

The Company’s reporting currency is the United States dollar. For the year ended December 31, 2017, the Company’s functional currency was predominantly the Canadian dollar, as opposed to the United States dollar. At January 1, 2017, as a result of the majority of the Company’s financing and operating activities being denominated in United States dollar, the Company re-evaluated its functional currency and determined it to be the United States dollar. Gains and losses that resulted from translation from Canadian dollars to the reporting currency and included in other comprehensive income will remain in the foreign currency translation reserve.

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

New and Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company expects that the affected amounts on its balance sheets will be reclassified within the balance sheets upon adoption of this ASU to conform to this standard.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a material impact on its financial statements.

Subsequent Events

The Company has evaluated all transactions from June 30, 2018 through August 24, 2018, the financial statement issuance date, for subsequent event disclosure consideration, and as such, has determined that there are no significant transactions within this aforesaid timeframe that merit disclosure.

NOTE 4 – RELATED-PARTY TRANSACTIONS

Due to Related Party

As of June 30, 2018, the Company had outstanding advances due to the Company’s Chief Executive Officer of $84,041 (December 31, 2017 - $263,218) included in accounts payable – related parties. These amounts are unsecured, due on demand and bear no interest.

During the six months ended June 30, 2018, the Company made net repayments of $148,657 (2017 - $15,391) to the Company’s Chief Executive Officer for amounts previously advanced to the Company.

Loans Payable – Related Parties

As of June 30, 2018, the Company had CAD $40,000 (December 31, 2017 – CAD $40,000) of outstanding loans payable to related parties that are past due and have an annual interest rate of 4%. As of June 30, 2018, accrued interest relating to this loan is $4,383 (December 31, 2017 - $3,695).

During the six months ended June 30, 2018, the Company recorded interest expenses of $5,066 (2017 - $8,888). As of June 30, 2018, the Company has accrued interest balances of $13,954 (December 31, 2017 - $5,968).

Related Party Transactions

During the six months ended June 30, 2018, the Company incurred $15,745 in professional fees to the Company’s Chief Executive Officer.

NOTE 5 – CONVERTIBLE DEBTS

During the six months ended June 30, 2018, the Company agreed to convert $10,000 of an outstanding convertible debt into 6,061 shares of common stock of the Company. Remaining accrued interest of $100 has been waived as part of the settlement.

NOTE 6 – SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock at par value $0.001 per share. As of June 30, 2018, the Company had 50,422,007 (December 31, 2017 - 50,054,643) shares of common stock issued and outstanding, respectively.

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

As part of the listing requirements of the NASDAQ listing center for BioCrude’s application for same to be listed on the NASDAQ Small Capital Markets exchange, BioCrude had to increase its shareholder base from 155 shareholders to that of a minimum of 300 shareholders. In March, 2018, BioCrude, by virtue of resolution, issued out to two entities, Joshua Freund and Think-A-Move, Ltd. (TAM), 36,000 and 111,000 shares of its capital stock, respectively, representing 1,000 shares per affiliate/shareholder of each entity (36 affiliates for Joshua Freund, and 111 shareholders of TAM), for a total quantum of 147,000 shares of its capital stock of the company; these entities executed a stock distribution to their respective affiliates/shareholders (refer to note 6 of the “Notes to Consolidated Financial Statements”).

Liquidity and Capital Resources

As of June 30, 2018, we had $106,016 in cash, total current assets of $157,560 and total current liabilities of $235,284. Current liabilities consisted primarily of $28,400 of accounts payable, and $114,561 of current related party accounts payable.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We generated no revenue during the six months ended June 30, 2018. We also generated no revenue from either period in 2017. Total operating expenses were $26,867 during the three months ended June 30, 2018 compared to $21,443 during the same period in 2017. Total operating expenses were $794,323 during the six months ended June 30, 2018 compared to $64,075 for the same period in 2017. The increase is mainly attributed to the recording of stock-based compensation amounting to $657,010 during the first quarter of 2018. This amount did not exist in the prior year whereby operating expenses would have amounted to $137,313 without recording the stock-based compensation.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that our disclosure controls and procedures were effective as of June 30, 2018.

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

Date: August 24, 2018

Biocrude Technologies USA, Inc.
Registrant

By:
/s/ John Moukas
Chief Executive Officer