Form 10-K/A
period 2017-12-31
BioCrude Technologies USA, Inc.
filed 2018-11-02
CIK 1690384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

This Amendment on Form 10-K (2017) is being made in order to reflect the change in auditor for the year ended December 31, 2016, as well as the appointment of BF Borgers CPA PC as same, for the specific purpose of redoing only the December 31, 2016 audit which was formally done by BioCrude Technologies USA, Inc.’s (the “Company”) previous registered independent accountants, GBHCPAs, as part of the Company’s S1 registration statement; GBHCPAs withheld the issuance of the 2016 audit consent for BioCrude’s Form 10-K (2017) filing in view of a billing dispute further described in Item 9 of Part II of this document.

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

The Company was formed on August 4, 2015 in the State of Nevada.

History

BioCrude Technologies, Inc. (Canada) – [BioCrude Canada]

On October 27, 2008, Mr. John Moukas incorporated, under Canadian Laws, BioCrude Technologies, Inc. (Canada).

On December 15, 2012, BioCrude Canada engaged in an “Agreement for Purchase of Assets and Assumption of Liabilities" with 9175 1925 Quebec Inc., whereby BioCrude Canada has purchased all of the Assets (including assumption of all liabilities – Outstanding Subscriptions) of 9175 1925 Quebec Inc. under the following purchase terms:

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

Following is a list of assets BioCrude Technologies, Inc. (Canada) purchased from 9175 1925 Quebec Inc.:

(“IP and Goodwill / Incubated Works of Lobbying” & Contracts)

Assets:

➢	All intellectual property (fungal technology and integrated systems) as well as knowhow developed and acquired;

➢	All established alliances and clientele base/incubated works (both Local and International);

➢	Goodwill established in the realms of Waste Management via the years of lobbying to different countries worldwide;

Nota Bene -     Mr. John Moukas was 100% stakeholder of 9175 1925 Quebec Inc.

 -      Mr. John Moukas was 100% stakeholder (39,500,000 common shares) of BioCrude Canada.

Engagement Transaction – By and Between the “Company” and “BioCrude Canada”

On December 29, 2015, the Company engaged in an “Agreement for Purchase of Assets and Assumption of Liabilities" with BioCrude Canada, whereby the Company has purchased all of the Assets (including assumption of all liabilities – Outstanding Subscriptions) of BioCrude Canada under the following purchase terms:

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

Following is a list of assets BioCrude Technologies USA, Inc. (Nevada) purchased from BioCrude Technologies, Inc. (Canada):

(“IP and Goodwill / Incubated Works of Lobbying” & Contracts)

Assets:

➢	All intellectual property (fungal technology and integrated systems) as well as knowhow developed and acquired;

➢	All established alliances and clientele base/incubated works (both Local and International);

➢	Goodwill established in the realms of Waste Management via the years of lobbying to different countries worldwide;

➢	Grande Comore, Union of the Comoros Concession & Power Purchase Agreements.

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

Conventional Municipal Solid Waste Management employs one or more of the following processes:

➢	Waste prevention, including reuse of products

➢	Recycling, including composting

➢	Combustion with energy recovery

➢	Disposal through land-filling

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

Remember: the landfill gas (from the organic portion of the MSW) extracted from a landfill is a “mise en cause“, to landfilling and a onetime event, with the consequence of the balance of the waste left in the landfill. Landfill gas extraction is not 100% efficient, with a certain percentage escaping into the atmosphere and another percentage trapped in pockets of the landfill.

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

The following contractual understandings are the key prerequisite elements for establishing a mutual meeting of the minds, by and between BioCrude Technologies USA, Inc. and the governmental authorities of a municipality/country, for the successful realization of BioCrude’s MSW-Energy Complexes:

1.	MSW Concession for the guaranteed delivery of MSW to the Complex with an implied base tipping fee per ton (“Put or Pay”) with annual escalations for the term (30 years) of the project with an option of renewal for an additional term (30 years) and Sovereign Guarantees from the Minister of Finance endorsing same.

2.	Land Lease Concession for the delivery of the required amount of land for project term (30 years), at an annual symbolic lease rate of $1/amount of land delivered/annum, with an option of renewal for an additional term (30 years).

3.	Supply of Treated Effluent Concession whereby the governmental authorities will supply the necessary treated water in order to fulfill the operational requirements of the MSW to Energy complex at a negligible symbolic annual rate for the term of the project with an option of renewal for an additional term (30 years).

4.	Power Purchase Agreement (PPA) [resale of procured electricity to the Power Corporation of the country in question], whereby the Power Corporation of a certain country will buy back the electricity produced by the MSW to Energy Complex at a base rate per kW-hr (“Take or Pay”), with annual escalations for the term (30 years) of the project with an option of renewal for an additional term (30 years) and Sovereign Guarantees from the Minister of Finance endorsing same.

5.	Assistance from the Appropriate Governmental Ministries and Municipalities in obtaining all necessary permits and clearances for the Construction and Operation of the MSW-Energy Complex (stipulations in contracts).

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

The Company’s long-term strategy is to create economically beneficial uses for waste streams through resource transformation solutions. Since the value of commodities after processing costs is typically higher than other disposal options, such as landfilling or incineration, the Company believes this strategy is effective long-term. The Company believes that as carbon taxes or cap and trade systems are implemented and the demand for commodities rises, economics will further favor this strategy. The Company is also focusing on lowering the cost of resource transformation solutions by reducing its recycling processing operating costs, examining ways to mitigate commodity price fluctuations, and developing new processing technologies. These steps will help to build an effective business model at lower commodity pricing levels.

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

(Timeline: 4 to 8 months from time = present)

E. Development and implementation of the EPC project guide (Engineering, Procurement and Construction)

1.	Program Implementation Plan (Project Execution Plan “PEP”); Completed

2.	Preparation of studies and preliminary engineering plans; Completed

3.	Preparation of studies and detailed engineering design; 3 months following task D

4.	Planning and timetable for the project (Gantt Chart); 3 months following task D

5.	Obtaining permits and governmental approvals and clearances for the construction and operation of the complex; 2 months following submission of detailed engineering plans to the related Governmental Agencies of the Autonomous Island of Grande Comore (timeline provision in agreements and signed off by the Governmental Authorities of Grande Comore)

6.	Construction; 10 to 14 months following the execution of E.5. above incorporating a startup synchronization period of approximately 1 to 2 months

7.	Operation and Maintenance Complex; NA for Development timeline

 F. Project Management and Control: Project Implementation Plan (PIP)

1.	A preliminary feasibility study and a detailed report of the complex; Completed

2.	Strategic planning and economic analysis; Completed

3.	The selection of the field; Completed

4.	Preliminary engineering; Completed

➢	Economic analysis and project risks

➢	The estimate of the total capital investment as well as operating and maintenance costs

➢	The preliminary assessment of environmental impact and permitting requirements

➢	The technology research, analysis and conceptualization

5.	Reliability analysis; Completed

6.	The technology selection, project configuration and sizing; Concurrently with task E.3. and its timeline

7.	The studies and engineering plans for the environmental permitting; Concurrently with task E.3. and its timeline

8.	Research Techniques; Concurrently with task C and its timeline

9.	The strategy and planning for the reduction of emissions of greenhouse gases (GHG); Concurrently with task C and its timeline

10.	The preparation of the Clean Design Mechanism documents for submission to the CDM program (literature and the detailed report for project compliance with the standards and requirements established by the UNFCCC); Concurrently with task C and its timeline

11.	Carbon capture and storage; Concurrently with task C and its timeline

12.	The carbon credit analysis; Concurrently with task C and its timeline

13.	Energy efficiency; Concurrently with task C and its timeline

14.	The analysis of the applicable regulations; Concurrently with task C and its timeline

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

17.	The management and supervision of the project; 10 to 14 months; duration of EPC works

18.	The operation and maintenance of the MSW-Energy complex; NA for Development timeline

19.	The invoice, receipt and payment collection; NA for Development timeline

20.	Organization of briefings to the public; NA for Development timeline

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

Planning and Timetable for the Project

The Summary forecast for the following tasks of the project planning encompasses a timeline of 6 to 8 months:

➢	Analysis of the composition and characteristics of municipal solid waste,
➢	Study and preparation of plans for the preliminary engineering,
➢	Study and preparation of detailed plans of Engineering.

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

January 2016 – Concluded Engagements: signed Deed of Assignment pursuant to a Public-Private Partnership (PPP), MSW, Land and Supply of Treated Effluent Concession Agreements and a Power Purchase Agreement (PPA), by and between the Government of the Autonomous Island of Grande Comore and BioCrude Technologies USA, Inc., for the implementation of the first Waste to Energy complex in the municipality of Moroni, which are as follows:

➢	Deed of Assignment pursuant to a Public-Private Partnership (PPP): exclusively assigning the rights of waste management treatment to BioCrude via the inter-related specific concession vehicles, all defining protocol and mode of engagement as well as rights, interests and obligations of each engaging entity for the term of engagement (30 years) with an option of renewal for an additional term (30 years). Contract was signed January 11, 2016 and amended on December 9, 2016.

➢	MSW Concession* for the guaranteed delivery of MSW to the Complex with an implied base tipping fee per ton of MSW (“Put or Pay” for the minimum MSW guarantee of 700 TPD) with annual escalations for the term (30 years) of the project with an option of renewal for an additional term (30 years) and Sovereign Guarantees from the Minister of Finance endorsing same. Contract was signed January 11, 2016 and amended on December 9, 2016.

➢	Land Lease Concession for the delivery of the required amount of land for project term (30 years), at an annual symbolic lease rate of $1/amount of land delivered/annum, with an option of renewal for an additional term (30 years). Contract was signed January 11, 2016 and amended on December 9, 2016.

➢	Supply of Treated Effluent Concession whereby the governmental authorities will supply the necessary treated water in order to fulfill the operational requirements of the MSW to Energy complex at a negligible symbolic annual rate for the term of the project with an option of renewal for an additional term (30 years). Contract was signed January 11, 2016 and amended on December 9, 2016.

➢	Power Purchase Agreement (PPA)* [resale of procured electricity to the Power Corporation of the country in question], whereby the Power Corporation of a certain country will buy back the electricity produced by the MSW to Energy Complex at a base rate per kW-hr (“Take or Pay” for all of the renewable energy procured less the self-consumption needs of the MSW-Energy complex), with annual escalations for the term (30 years) of the project with an option of renewal for an additional term (30 years) and Sovereign Guarantees from the Minister of Finance endorsing same. Contract was signed January 11, 2016 and amended on December 9, 2016.

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

The implementation of our business strategy is in a very early stage and we currently have no revenues. Our business and operations should be considered to be in a very early stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, the intended business and operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in the Company.

We have a very limited operating history and our business plan is unproven and may not be successful.

The Company was formed in August 2015, but we have not yet begun full scale operations nor have we generated any revenue to date. We have not proven that our business model will allow us to generate a profit.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BioCrude Technologies USA, Inc. (the "Company") as of December 31, 2016, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

November 2, 2018

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

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(EXPRESSED IN US DOLLARS)

	Years Ended December 31,
	2017	2016
OPERATING EXPENSES
General and administrative expenses	$388,257	$184,025
LOSS FROM OPERATIONS	(388,257)	(184,025)
Foreign exchange expense	(66)	—
Interest expense	(15,676)	(6,597)
NET LOSS	(403,999)	(190,622)
OTHER COMPREHENSIVE LOSS
Translation to reporting currency	—	(3,424)
COMPREHENSIVE LOSS	$(403,999)	$(194,046)
Loss per share - basic and diluted	$(0.01)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	49,866,603	48,945,468

COMPREHENSIVE LOSS
Net loss	$(403,999)	$(190,622)
Other comprehensive income (loss) – gain (loss) on foreign currency translation	—	(3,424)
Total comprehensive loss	$(403,999)	$(194,046)

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

(EXPRESSED IN US DOLLARS)

	Number of shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total

Balance at December 31, 2015	45,472,843	$45,473	$5,837,501	$32,124	$(6,153,536)	$(238,438)
Share based payments	24,100	24	24,274	—	—	24,298
Issuance of common stock for debt conversion	4,305,302	4,305	67,951	—	—	72,256
Proceeds from issuance of common stock for cash	2,858	3	4,999	—	—	5,002
Foreign exchange translation adjustments	—	—	—	(3,424)	—	(3,424)
Net loss	—	—	—	—	(190,622)	(190,622)
Balance at December 31, 2016	49,805,103	49,805	5,934,725	28,700	(6,344,158)	(330,928)
Share based payments	113,011	113	197,467	—	—	197,580
Issuance of common stock for debt conversion	84,290	84	128,653	—	—	128,737
Proceeds from issuance of common stock for cash	27,860	28	48,725	—	—	48,753
Issuance of common stock for settlement of interest	1,589	2	2,778	—	—	2,780
Issuance of stock as referral fee for convertible notes	22,790	22	39,860	—	—	39,882
Beneficial conversion feature	—	—	6,352	—	—	6,352
Net loss	—	—	—	—	(403,999)	(403,999)
Balance at December 31, 2017	50,054,643	$50,054	$6,358,560	$28,700	$(6,748,157)	$(310,843)

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Year Ended December 31,
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

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

The Company’s consolidated financial statements are prepared on a “Going Concern” basis in accordance with US generally accepted accounting principles (“GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date, and has accumulated losses of $6,748,157 since inception.  The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties.  Management plans to raise additional funds through equity and/or debt financings.  There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

NOTE 3 – STOCKHOLDER’S DEFICIT

Common stock

The authorized common stock of the Company consists of 75,000,000 shares with a $0.001 par value.

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

A reconciliation of income taxes (1) at statutory rates is as follows (restatement from form 10-K):

	Years Ended December 31,
	2017	2016

LOSS BEFORE INCOME TAXES (2)	$(403,999)	$(190,622)
Statutory tax rate	21%	21%
Expected recovery at statutory rate	(85,000)	(40,000)
Non-deductible expenses	2,500	—
Effect of change in tax rate	19,000	—
Change in valuation allowance	63,500	40,000
Income tax expense	$—	$—

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	December 31,
	2017	2016
Non-capital losses	$240,000	$177,000
Valuation allowance	(240,000)	(177,000)
Net deferred tax asset	$—	$—

The Company has non-capital losses carried forward of approximately $1,500,000 which expire between 2028 and 2037.

(1)	A reconciliation of income taxes of statutory rates has been “Restated” to reflect “Current Tax Laws” applicable to the years of assessment.

(2)	Reconciliation of income taxes of statutory rates was originally filed within the initial 10K filing for December 31, 2017 as hereinunder stated:

	Years Ended December 31,
	2017	2016

LOSS BEFORE INCOME TAXES	$(403,999)	$(190,622)
Statutory tax rate	34%	34%
Expected recovery at statutory rate	(137,000)	(65,000)
Non-deductible expenses	4,000	—
Effect of change in tax rate	31,000	—
Change in valuation allowance	102,000	65,000
Income tax expense	$—	$—

         The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	December 31,
	2017	2016
Non-capital losses	$389,000	$287,000
Valuation allowance	(389,000)	(287,000)
Net deferred tax asset	$—	$—

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

Note 7 – SUBSEQUENT EVENTS

Subsequent to December 31, 2017, a convertible note with a principal amount of $11,661 was converted into common stock, and on January 15, 2018; the Company issued 6,664 common shares.

Pursuant to two (2) convertible note agreements entered into on December 28, 2017, subsequent to December 31, 2017, the Company received proceeds of $317,460. The notes bear interest at a rate of 3% per annum and are convertible into common stock at a price of $1.65 for share. The notes were subsequently converted into common stock and on February 15, 2018 the Company issued 192,400 common shares.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with any of our registered independent auditors on accounting or financial disclosures whatsoever, but did have a billing only dispute with our previous registered independent auditors, GBHCPAs, who performed the original 2016 audit. As a resolution to the said dispute, the Company appointed BF Borgers CPA PC (5400 W Cedar Ave., Lakewood, CO 80226; Tel.: (303) 953-1454) to redo only the 2016 audit. Our registered independent public accountant moving forward is “Zwick & Banyai, PLLC (418-20750 Civic Center Dr, Southfield, MI 48076, USA), as per the stipulations declared on the Form 8-K, dated August 14, 2018. (1)

(1)	The “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” disclosure has been “Restated” to reflect clarification to same. The original statement on the Form 10-K (2017) read as follows:
“We have had no disagreements with our independent auditors on accounting or financial disclosures.”

ITEM 9A. CONTROLS AND PROCEDURES(1)

Our Principal Executive Officer and Principal Financial Officer, John Moukas, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(1)	The Heading “Item 9A. Controls and Procedures” has been “Restated” to reflect correction to same. The original Heading on the Form 10-K (2017) read as follows:
“Item 9A (T). Controls and Procedures.”

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.(1) These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

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

(1)	The first sentence of the “Management’s Report on Internal Control Over Financial Reporting” sub-section has been “Restated” to reflect clarification to same. The original statement on the Form 10-K (2017) read as follows:
“Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934.”

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2017 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. (1)

The Company’s management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

(1)	The first paragraph of the “Changes in Internal Control over Financial Reporting” heading has been “Restated” to reflect clarification to same. The original statement on the Form 10-K (2017) read as follows:

“There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2017 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.”

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2017 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Executive Officers

Name	Age	Position

John Moukas	52	Director, President and CEO
Boris Baran	72	Director and Secretary
Edwin-Dario Monzon	40	Independent Director

Directors, Executive Officers, Promoters and Control Persons

➢	John Moukas: B.Sc. Eng., Chairman / CEO; Specializing in early stage technology start-ups, finance and securities (private and public corporations).

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

➢	Boris Baran: M.Sc., Director / Secretary; Seasoned Executive with Corporate Development skills, Team Building experience and Corporate Strategist.

Mr. Boris Baran has an extensive 40-year background in IT; Mr. Baran has served in the following related capacities:

▪	Providing solutions to business problems for major corporations by conducting feasibility studies and by designing/developing/implementing computer-based information systems. These activities were performed as an independent consultant and as an employee of IBM Canada.

▪	Engaged as a Systems Engineer by IBM Canada, whereby his responsibilities included customer technical support as well as the marketing of goods and services.

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

➢	Edwin-Dario Monzon: B.A., LL.B.; Independent Director; Major strengths include Compliance, Governing Law, Civil-Commercial Litigation, Financial Public Relations and Presentation and Public Interviews.

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

Beneficial Owner	Transaction Type (Account Recorded)	Address	Number of Shares Beneficially Owned (*)	Percent of Class (**)
John Moukas (Chairman/CEO)	Historical: Creator, Incubator of Company – Acquired Stock	465 88th Avenue, Laval, Quebec, Canada H7W 3G1	38,006,575	75.93
Cerasela Tesleanu (Spouse to John Moukas)	Historical Gifted Stock from John Moukas’ holdings	465 88th Avenue, Laval, Quebec, Canada H7W 3G1	1,500,000	3.00
Mike Mavrigiannakis (Shareholder: Brother-in-law to John Moukas)	Convertible Loan & Gifted Stock (GS)	208 Maupassant DDO Quebec, Canada H9G 3A9	2,638,000	5.27
Vickie Moukas Mavrigiannakis (Shareholder: Sister to John Moukas & Married to Mike Mavrigiannakis)	Convertible Loan & Gifted Stock (GS)	208 Maupassant DDO Quebec, Canada H9G 3A9	2,638,000	5.27
Boris Baran (Secretary/Director)	Acquired Stock	1008-5350 MacDonald Ave., Montreal, Quebec Canada H3X 2V2	1,000,000	2.00

(*)	Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute “Beneficial Ownership” of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(**)	Percent of class is calculated on the basis of the number of shares outstanding on December 31, 2017: 50,054,643.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES (1)

The audit fees charged by Dale Matheson Carr-Hilton Labonte, LLP (DMCL) for year ended December 31, 2017 were $12,000 and the six months (10-Q (2): June 30, 2017) and nine months (10-Q (3): September 30, 2017) ended were $3,000 and $3,000, respectively.

(1)

The audit fees have been “Restated” to reflect the new fees charged by Dale Matheson Carr-Hilton Labonte, LLP (DMCL), immediately following the Form 10-K (2017) filing, in juxtaposition to the engaged contract rate. The original statement ‘(1) Audit Fees” on the Form 10-K (2017) read as follows:

“The audit fees charged by Dale Matheson Carr-Hilton Labonte, LLP (DMCL) for year ended December 31, 2017 are $5,000 and the six months (Q2: June 30, 2017) and nine months (Q3: September 30, 2017) ended were $3,000 and $3,000, respectively.”

(2) AUDIT-RELATED FEES

None.

(3) INCOME TAX FEES (1)

The Income Tax fees charged by Dale Matheson Carr-Hilton Labonte, LLP (DMCL) for year ended December 31, 2017 are $3,000 ($1,500 for the USA filing (IRS) and $1,500 for the Canadian filing (Canada Revenue Agency & Revenue Quebec)).

(1)

The Income Tax fees have been “Restated” to reflect the new fees charged by Dale Matheson Carr-Hilton Labonte, LLP (DMCL), immediately following the Form 10-K (2017) filing, in juxtaposition to the engaged contract rate. The original statement ‘(3) Income Tax Fees” on the Form 10-K (2017) read as follows:

“The Income Tax fees charged by Dale Matheson Carr-Hilton Labonte, LLP (DMCL) for year ended December 31, 2017 are $1,500.”

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
Date: November 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Moukas	President, Director, Principal Executive Officer	November 2, 2018
John Moukas