Form 10-Q
period 2018-09-30
BioCrude Technologies USA, Inc.
filed 2018-11-08
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018 or

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

514-840-9719 (Registrant's telephone number including area code)

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

Yes ☐ No ☒

As of September 30, 2018, the issuer had 50,425,007 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS

	UNAUDITED September 30,	December 31,
	2018	2017

ASSETS

CURRENT ASSETS
Cash	$53,901	$76,839
Prepaid Expenses	51,544	33,670

TOTAL ASSETS	$105,445	$110,509

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,155	$14,274
Accounts payable and accrued liabilities – related party[4]	130,745	263,218
Convertible debt[5]	—	20,387
Loans payable[4]	92,323	123,473
TOTAL LIABILITIES	$231,223	$421,352

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 50,425,007 and 50,054,643 shares issued and outstanding as at September 30, 2018 and December 31, 2017, respectively[6]	50,424	50,054
Additional paid-in capital	7,375,990	6,358,560
Accumulated other comprehensive income	74,554	28,700
Accumulated deficit	(7,626,746)	(6,748,157)
TOTAL STOCKHOLDERS' DEFICIT	(125,778)	(310,843)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$105,445	$110,509

See accompanying notes to unaudited interim consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	For the Three Months Ended		For the Nine months ended
	September 30 2018	September 30 2017	September 30 2018	September 30 2017

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	57,795	222,477	852,117	286,552
Total operating expenses	57,795	222,477	852,117	286,552

LOSS FROM OPERATIONS	(57,795)	(222,477)	(852,117)	(286,552)

Foreign exchange loss	—	9,115	—	12,784
Interest expense	1,532	139	26,472	4,833

NET LOSS	$(59,327)	$(231,731)	$(878,589)	(304,169)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	(0.01)

Weighted average number of common shares outstanding – basic and diluted	50,116,655	49,808,953	50,116,655	49,808,303

COMPREHENSIVE INCOME (LOSS)
Net loss	$(59,327)	$(231,731)	$(878,589)	$(304,169)
Other comprehensive income (loss) – gain (loss) on foreign currency translation	(727)	—	45,854	—
Total comprehensive income (loss)	$(60,054)	$(231,731)	$(832,735)	$(304,169)

See accompanying notes to unaudited interim consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CHANGES OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(UNAUDITED)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2017	50,054,643	50,054	6,358,560	28,700	(6,748,157)	(310,843)

Share-based compensation	155,835	156	623,182	—	—	623,338

Issuance of common stock for debt conversion	199,468	199	328,923	—	—	329,122

Proceeds from issuance of common stock for cash	6,000	6	23,994	—	—	24,000

Beneficial conversion feature	—	—	19,240	—	—	19,240
Net loss	—	—	—	49,340	(796,191)	(746,851)

Balance, March 31, 2018	50,415,946	$50,415	$7,353,899	$78,040	$(7,544,348)	$(61,994)
Share-based compensation	—	—	—	—	—	—

Issuance of common stock for debt conversion	6,061	6	9,994	—	—	10,000

Proceeds from issuance of common stock for cash	—	—	—	—	—	—

Beneficial conversion feature	—	—	100	—	—	100
Net loss	—	—	—	(2,759)	(23,071)	(25,830)

Balance, June 30, 2018	50,422,007	$50,421	$7,363,993	$75,281	$(7,567,419)	$(77,724)
Share-based compensation	3,000	3	11,997	—	—	12,000

Issuance of common stock for debt conversion	—	—	—	—	—	—

Proceeds from issuance of common stock for cash	—	—	—	—	—	—

Beneficial conversion feature	—	—	—	—	—	—
Net loss	—	—	—	(727)	(59,327)	(60,054)

Balance, September 30, 2018	50,425,007	$50,424	$7,375,990	$74,554	$(7,626,746)	$(125,778)

See accompanying notes to unaudited interim consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

	UNAUDITED
	September 30, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(832,735)	$(403,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	669,009	197,580
Shares issued for debt issue costs	—	6,211
Accretion and other non-cash interest	—	6,895
Foreign exchange	—	18,247
Changes in operating assets and liabilities: Prepaid expenses	(17,874)	—
Accounts payable and accrued liabilities	(6,119)	11,491
Accounts payable and accrued liabilities – related party	(132,473)	—
Net cash used in operating activities	$(320,192)	$(163,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (repayments) from related party advances	—	79,115
Proceeds from issuance of convertible debt – related parties	—	—
Proceeds (repayments) from subscriptions (private placements)	(20,387)	48,753
Proceeds from issuance of convertible debt	348,791	112,378
Proceeds (repayments) of loans payable	(31,150)	—
Net cash provided by financing activities	$297,254	$240,246

Impact on cash from foreign currency translation	—	—

NET INCREASE IN CASH	(22,938)	76,671

CASH AT BEGINNING OF THE PERIOD	76,839	168

CASH AT END OF THE PERIOD	$53,901	$76,839

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest expense	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature discount related to the issuance of convertible debt	$19,340	$6,352
Conversion of convertible debt to common stock	$319,882	$128,737

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2017 included in the Company’s 2017 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

All intercompany accounts and transactions have been eliminated

NOTE 2 – GOING  CONCERN

As of September 30, 2018, the Company had an accumulated deficit of $7,626,746 and negative working capital of $125,778. Losses have principally occurred as a result of the substantial resources required for marketing and lobbying efforts of the Company’s concessions pursuit worldwide which included the general and administrative expenses associated with its organization and product development. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management plans to obtain additional funding and implement its strategic plan to allow the opportunity for the Company to continue as a going concern.

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

Share-based Expense

ASC 718, "Compensation – Stock Compensation", prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees."  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Earnings Per Share Information

FASB ASC 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, "Fair Value Measurements and Disclosures", which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

Level 1 - quoted prices in active markets for identical assets or

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company's financial assets and liabilities are subsequent measured at amortized cost, but their carrying amount approximates their fair value due to the short period of time until maturity.

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

Subsequent Events

The Company has evaluated all transactions from September 30, 2018 through November 8, 2018, the financial statement issuance date, for subsequent event disclosure consideration, and as such, has determined that there are no significant transactions within this aforesaid timeframe that merit disclosure.

NOTE 4 – RELATED-PARTY TRANSACTIONS

As of September 30, 2018, the Company had outstanding advances due to the Company’s Chief Executive Officer of $130,745 (December 31, 2017 - $263,218) included in accounts payable – related parties. These amounts are unsecured, due on demand and bear no interest.

During the nine months ended September 30, 2018, the Company made net repayments of $132,473 (2017 - $15,391) to the Company’s Chief Executive Officer for amounts previously advanced to the Company.

Loans Payable – Related Parties

As of September 30, 2018, the Company had CAD $40,000 (December 31, 2017 – CAD $40,000) of outstanding loans payable to related parties that are past due and have an annual interest rate of 4%. As of September 30, 2018, accrued interest relating to this loan is $7,228 (December 31, 2017 - $3,695).

During the nine months ended September 30, 2018, the Company recorded interest expenses to related parties of $26,409 (2017 - $5,199). As of September 30, 2018, the Company has accrued interest balances of $8,007 (December 31, 2017 - $5,968).

Related Party Transactions

During the nine months ended September 30, 2018, the Company incurred $28,004 in administration fees to the Company’s Chief Executive Officer.

NOTE 5 – CONVERTIBLE DEBTS

As of the nine months ended September 30, 2018, there are no convertible notes outstanding.

NOTE 6 – SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock at par value $0.001 per share. As of September 30, 2018, the Company had 50,425,007 (December 31, 2017 - 50,054,643) shares of common stock issued and outstanding, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

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

Regulations and Legislation

Scientific evidence, public awareness and increased levels of participation in environmental campaigning have led to governments’ worldwide implementing regulations and legislation. Examples include:

•	EU Landfill Diversion Directive

•	recycling targets

•	climate change regulations

Economics

Economic drivers to developing the waste and renewable energy sector have included:

•	waste disposal and landfill gate fees/landfill tax

•	penalties/avoidance schemes (e.g. landfill allowance schemes and fines, carbon trading)

•	energy prices

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

Municipal Solid Waste

All solid waste generated in an area except industrial and agricultural wastes, typically from residences, commercial or retail establishments. Sometimes includes construction and demolition debris and other special wastes that may enter the municipal waste stream. The EPA (1998c) defined municipal solid waste as "a subset of solid waste and as durable goods (e.g., appliances, tires, and batteries), non-durable goods (e.g., newspapers, books, and magazines), containers and packaging, food wastes, yard trimmings, and miscellaneous organic wastes from residential, commercial and industrial non-process sources.

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

The polymer-based (hydro-carbon chain), cellulose and textiles portion of the MSW will be treated via an RDF process (a derivative of gasification, but with the incorporation of a Materials Recovery Facility (MRF) [Separation process], where we have the luxury of operating at lower temperatures (350 – 4000C) because of the separation of the MSW, i.e. lower temperatures reflects less operational self-consumption, hence more outputs (energy) for resale), whereby the thermal combustion will generate renewable energy and the by-product of ash can be marketed to the construction industry for the following purposes:

•	Concrete production, as a substitute material for Portland cement and sand
•	Embankments and other structural fills (usually for road construction)
•	Grout and Flowable fill production
•	Waste stabilization and solidification
•	Cement clinkers production - (as a substitute material for clay)
•	Mine reclamation
•	Stabilization of soft soils
•	Road sub base construction
•	As Aggregate substitute material (e.g. for brick production)
•	Mineral filler in asphaltic concrete
•	Agricultural uses: soil amendment, fertilizer, cattle feeders, soil stabilization in stock feed yards, and agricultural stakes
•	Loose application on rivers to melt ice
•	Loose application on roads and parking lots for ice control
•	Other applications include cosmetics, toothpaste, kitchen counter tops, floor and ceiling tiles, bowling balls, flotation devices, stucco, utensils, tool handles, picture frames, auto bodies and boat hulls, cellular concrete, geopolymers, roofing tiles, roofing granules, decking, fireplace mantles, cinder block, PVC pipe, Structural Insulated Panels, house siding and trim, running tracks, blasting grit, recycled plastic lumber, utility poles and cross arms, railway sleepers, highway sound barriers, marine pilings, doors, window frames, scaffolding, sign posts, crypts, columns, railroad ties, vinyl flooring, paving stones, shower stalls, garage doors, park benches,

The fly ash can also be marketed to the agricultural industry for the following purposes:

•	It improves permeability status of soil
•	Improves fertility status of soil (soil health) / crop yield
•	Improves soil texture
•	Reduces bulk density of soil
•	Improves water holding capacity / porosity
•	Optimizes pH value
•	Improves soil aeration and reduces crust formation
•	Provides micro nutrients like Fe, Zn, Cu, Mo, B, Mn, etc.
•	Provides macro nutrients like K, P, Ca, Mg, S etc.
•	Works as a part substitute of gypsum for reclamation of saline alkali soil and lime for reclamation of acidic soils
•	Surface cover of bio reclaimed vegetated ash pond get stabilized and can be used as recreational park
•	Ash ponds provides suitable conditions and essential nutrients for plant growth, helps improve the economic condition of local inhabitants
•	Works as a liming agent
•	Helps in early maturity of crop & improves the nutritional quality of food crop
•	Reduces pest incidence
•	Conserves plant nutrients / water

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

The Company's long-term strategy is to create economically beneficial uses for waste streams through resource transformation solutions. Since the value of commodities after processing costs is typically higher than other disposal options, such as landfilling or incineration, the Company believes this strategy is effective long-term. The Company believes that as carbon taxes or cap and trade systems are implemented and the demand for commodities rises, economics will further favour this strategy. The Company is also focusing on lowering the cost of resource transformation solutions by reducing its recycling processing operating costs, examining ways to mitigate commodity price fluctuations, and developing new processing technologies. These steps will help to build an effective business model at lower commodity pricing levels.

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

Hereunder is a schedule of events (agenda) for the realization (full execution) of the MSW to Energy project in Moroni, Autonomous Island of Grande Comore (inclusive: contract realization process), in order for BioCrude to start realizing revenues as an ongoing concern, not considering any prospective joint ventures in the works.

Different facets and schedule of events for the pursuit and realization of MSW to Energy projects (excluding lobbying activities)

Contract Conclusion, Engineering, Procurement& Construction

A.  Signature of the following Accords necessary for the realization of the MSW-Energy Complex in Moroni, Autonomous Island of Grande Comore

1.	Deed of Assignment Agreement ("Protocol of Engagement") by and between the Government of the Autonomous Island of Grande Comore and BioCrude Technologies USA, Inc. Contract was signed January 11, 2016.

2.	The signing of the Concession Agreement for the Municipal Solid Waste, Land Lease Agreement and Agreement for the supply of treated Municipal Water on January 11, 2016

3.	The signing of the Power Purchase Agreement (PPA) with the “Le Gestion de l’Eau et de l’Électricité aux Comores (MA-MWE)” [ Power Corporation of the Autonomous Island of Grande Comore] on January 11, 2016

4.	Opening of a new Comorian Corporation (in the country in question) totally owned by BioCrude Technologies USA, Inc., opening of bank account and execution of all party obligations contained in the Deed of Assignment. This was done on January 12, 2016

5.	Reception of letter from new governmental administration of the Autonomous Island of the Grande Comore (after elections on May 2016) reaffirming their initiative and will to fully respect and execute the engagements signed on January 11, 2016; August 25, 2016

6.	Site selection (site Identification and legal designation (Cadastral, Lot, etc. ...)) for the MSW-Energy Complex, preparation of legal documents to annex same to the Land Lease Agreement and Assignment of selected parcel of land to BioCrude, as per the stipulations of the Land Concession agreement on November 12, 2016.

7.	Incorporating agreed to amendments and/or modifications to the contractual engagements of January 11, 2016 into the new agreements replacing those of January 11, 2016: December 9, 2016.

8.	Granting of a Treasury Guarantee to BioCrude from the governmental administration of the Autonomous Island of the Grande Comore, as per the stipulations of the Concession and Power Purchase Agreements: December 10, 2016

(Fully executed; timeline: it took approximately 14 months)

B. Organizational Matrix: Construction, Management, Operations and Maintenance of Project

1.	Flowchart of management staff

2.	Organization of the Waste Management (Collection, Transportation, Sorting and Treatment)

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

C. Project implementation plan for the Integrated Municipal Solid Waste to Energy Complex

1.	Opening of the office in Moroni, Autonomous Island of Grande Comore: expected completion date January 2019

2.	Recruitment and training of human resources in Moroni, Autonomous Island of Grande Comore (for engineering, management, operation and maintenance): expected completion date February 2019 (preliminary core)

3.	Recruitment of human resources in Canada (for key management positions): expected completion date January 2019

4.	Preliminary Engineering: completed in preliminary proposal (generic)

5.	Analysis of Municipal Solid Waste: expected completion date February 2019

6.	Study of the site and soil studies: expected completion date March 2019

7.	Detailed Engineering plans: expected completion date March 2019

8.	Detailed plan of the development strategy of the complex: expected completion date March 2019

9.	Hiring of project manager(s) and subcontractors (either through reference or through tender): expected completion date January 2019

10.	Recruitment of Material and Equipment specialist suppliers, via reputation in the market place or tender: expected completion date January 2019

(Timeline: 6 to 8 months from time = present)

D. Human Resource List for Project Implementation

1.	Project management

2.	Civil Engineers

3.	Structural Engineers

4.	Electrical Engineers

5.	Mechanical Engineers

6.	Environmental Engineers

7.	Geological Engineers

8.	Designers

9.	Architects

10.	Planners

11.	Buyers

12.	Supply Agents

13.	Cost Controllers

14.	Training Coach

(Timeline: 4 to 8 months from time = present)

E. Development and implementation of the EPC project guide (Engineering, Procurement and Construction)

1.	Program Implementation Plan (Project Execution Plan "PEP") Completed

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

On January, 2018, BioCrude, in joint with SINOCONST (“JV Consortium”), have commissioned out the works related to the feasibility study of the Municipal Solid Waste (MSW) to Energy Complex (“Project”) in the municipality of Moroni, Autonomous Island of the Grande Comore, Union of the Comoros, to China International Electronic Commerce Center (“CIECC”), an independent engineering firm in China, acceptable to SINOSURE’s shortlist of accredited and acceptable suppliers for same.

On January 23, 2018, BioCrude, in joint with SINOCONST (“JV Consortium”), had a work session (in Beijing, China) with CIECC. CIECC had requested that all of BioCrude’s literature be translated into mandarin (translation was concluded by March 30, 2018); the status of the final report of the feasibility study for the project, as of these presences, is pending.

On April 29, 2018, Comoros's President Sem Azali Assoumani declared that a referendum on amending the country's Constitution would be held in July 2018. On July 30, 2018, the results of the referendum were in favor of changing the constitution. One of the issues of address within the change of the Constitution was federal consolidation of powers, and as such, the Federal Government of the Union of the Comoros, would now be the new Intervening Party to the Concessions and Power Purchase Agreements, as well as the Deed of Assignment pursuant to a Public-Private Partnership (PPP), in lieu of the Governorate of the Autonomous Island of Grande Comore.

On September 15, 2018, BioCrude sent a delegation to the Union of the Comoros in order to clarify and document the transition of the Federal Government’s intervention, and as such, the Federal Government of the Union of the Comoros will have to issue the following declarations:

1.	Amending Declaration to the Concessions and Power Purchase Agreements, as well as the Deed of Assignment pursuant to a Public-Private Partnership (PPP), by the Ministry of Finance, Economy, Budget, Investment and Foreign Trade of the Union of the Comoros, whereby they Federal Government of the Union of the Comoros acknowledges same, as well as declare that the Federal Government of the Union of the Comoros is the new intervening party to contracts, more particularly, with respect to honoring all of the Government’s obligations within the signed engagements with BioCrude, as well as the Sovereign Guarantees attached to same.
2.	Amending Declaration to the Concessions and Power Purchase Agreements, as well as the Deed of Assignment pursuant to a Public-Private Partnership (PPP), by the Ministry of Production, Environment, Energy, Industry and Crafts of the Union of the Comoros, whereby the Federal Government of the Union of the Comoros acknowledges same, as well as declare that the Federal Government of the Union of the Comoros is the new intervening party to contracts, more particularly, with respect to honoring all of the Government’s obligations with the issuance of all necessary permits, and clearances for the development of BioCrude’s Waste to Energy project in Moroni, Grande Comore, Union of the Comoros.

BioCrude also requested from the Federal Government of the Union of the Comoros’ legal division, a legal opinion of the Concessions and Power Purchase Agreements, as well as the Deed of Assignment pursuant to a Public-Private Partnership (PPP), incorporating the change of the Contracting/Intervening Party. The Federal Government of the Union of the Comoros’ legal division is reviewing same for compliance; issuance of the aforesaid is pending.

Liquidity and Capital Resources

As of September 30, 2018, we had $53,901 in cash, total current assets of $105,445 and total current liabilities of $231,223. Current liabilities consisted primarily of $8,155 of accounts payable, $130,745 of current related party account(s) notes payable.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We generated no revenue during the nine months ended September 30, 2018. We also generated no revenue from either period in 2017. Total operating expenses were $852,117 during the nine months ended September 30, 2018 compared to $286,552 during the same period in 2017. The increase is mainly attributed to the recording of stock-based compensation amounting to $669,009 during the first quarter of 2018. This amount did not exist in the prior year whereby operating expenses would have amounted to $183,108 without recording the stock-based compensation.

Critical Accounting Policies

In Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying mineral rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are able to be reviewed through the SEC's Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC's website (http://www.sec.gov).

We intend to furnish to our stockholders, annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three-quarters of each fiscal year. You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission's public reference room at the following location:

Public Reference Room

100 F. Street N.W.

Washington, D.C. 2054900405

Telephone: (800) SEC-0330

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that our disclosure controls and procedures were effective as of September 30, 2018.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biocrude Technologies USA, Inc. Registrant

By:	/s/ John Moukas
Name: /s/ John Moukas Title: Chief Executive Officer

Date:  November 8, 2018

