Form 10-K
period 2018-12-31
BioCrude Technologies USA, Inc.
filed 2019-04-17
CIK 1690384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares of Common Stock, $0.0001 par value, outstanding on December 31, 2018 was 50,430,342 shares.

EXPLANATORY NARRATIVE

As reflected in the Company’s Form 12b-25, Notification of Late Filing, dated March 29, 2019, this Form 10-K (2018) reflects the change in auditor for the year ended December 31, 2018, as per the stipulations declared on the Form 8-K, dated March 14, 2019, as well as the appointment of BF Borgers CPA PC as same, for the specific purpose of doing the December 31, 2018 audit, as well as redoing only the year ended December 31, 2017 audit, which was initially done by the Company’s previous registered independent accountants, DMCL, as part of the Company’s December 31, 2017 audit for the Form 10-K (2017). DMCL and the Company were unable to agree as to what it meant to being proper, courteous and professional. The Company felt that DMCL’s agents did not respond appropriately to BioCrude’s agents (CPA’s) messages (emails, telephone voicemails) as necessary to get DMCL’s year ended December 31, 2017 audit consent, hence, the Board of Directors of the Company, by virtue of corporate resolution, decided to commission BF Borgers CPA PC to redo the year ended December 31, 2017 audit in conjunction to that of the year ended December 31, 2018. The aforesaid is further elaborated upon in Item 9 of Part II of this document.

1

BIOCRUDE TECHNOLOGIES USA, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2018

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

Nota Bene: On October 9, 2015, the Company issued a combined total of 5,129,490 Class “A” Shares of BioCrude Technologies USA, Inc.’s (Nevada) capital stock as a form of “Gratitude Stock” to 80 beneficiaries. Gratitude Stock has been issued by the Company to “Grantees”(beneficiaries), as a form of compensation in lieu of monetary payment for various reasons encompassing the following: services rendered, engagement of services, appreciation of services, appreciation of commitment and continual loyalty of persons to BioCrude, compensation for/of services and/or circumstances, and any and all circumstances related to encouraging, for added value to same, employees, contractors, agents of the Corporation, amongst other persons engaging with the Corporation, whilst sustaining and enhancing the goodwill of the Corporation.

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

The recyclables can be easily sold to the recyclable industry milieu (metals, glass, ceramics, etc.).

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

14

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

Strategies of the Company

BioCrude’s strategy is designed to create a profitable revenue stream through the direct acquisition of Concession Agreements from different Governments (countries of interest) for the implementation of BioCrude’s integrated MSW-Energy Complexes, or through the establishment of unique and strategic alliances via licensing arrangements and/or joint ventures within the industry milieu for same.

BioCrude has developed what we believe is a highly effective marketing strategy, built on a proactive direct marketing campaign (lobbying) with Government and, large corporate facility management that targets the sector for waste product treatment and reformation. The Company believes that this will result in the development of a marketing and distribution network with extensive coverage of the Company’s target market (Governments) at a minimal expense, allowing the Company to reach profitability. We believe that our marketing strategy will permit us to generate an extensive customer / end user base; however, there can be no assurance that our estimate regarding acceptance of our products and services will be correct.

The Company’s long-term strategy is to create economically beneficial uses for waste streams through resource transformation solutions. Since the value of commodities, after processing costs, is typically higher than other disposal options, such as landfilling or incineration, the Company believes this strategy is effective long-term. The Company believes that as carbon taxes or cap and trade systems are implemented and the demand for commodities rises, economics will further favor this strategy. The Company is also focusing on lowering the cost of resource transformation solutions by reducing its recycling processing operating costs, examining ways to mitigate commodity price fluctuations, and developing new processing technologies. These steps will help to build an effective business model at lower commodity pricing levels.

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

PUT IN NEW CONTRACTS JOINT VENTURES

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

C. Project implementation plan for the Integrated Municipal Solid Waste to Energy Complex

1.	Opening of the office in Moroni, Autonomous Island of Grande Comore: expected completion date September 2019

2.	Recruitment and training of human resources in Moroni, Autonomous Island of Grande Comore (for engineering, management, operation and maintenance): expected completion date September 2019 (preliminary core)

3.	Recruitment of human resources in Canada (for key management positions): expected completion date September 2019

4.	Preliminary Engineering: completed in preliminary proposal (generic)

5.	Analysis of Municipal Solid Waste: expected completion date September 2019

6.	Study of the site and soil studies: expected completion date October 2019

7.	Detailed Engineering plans: expected completion date October 2019

8.	Detailed plan of the development strategy of the complex: expected completion date October 2019

9.	Hiring of project manager(s) and subcontractors (either through reference or through tender): expected completion date September 2019

10.	Recruitment of Material and Equipment specialist suppliers, via reputation in the market place or tender: expected completion date October 2019

(Timeline: 6 to 8 months from time = present)

D. Human Resource List for Project Implementation

1.	Project management

2.	Civil Engineers

3.	Structural Engineers

4.	Electrical Engineers

5.	Mechanical Engineers

6.	Environmental Engineers

7.	Geological Engineers

8.	Designers

9.	Architects

10.	Planners

11.	Buyers

12.	Supply Agents

13.	Cost Controllers

14.	Training Coach

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

Material Agreements

We have filed our Material Agreements, by and between the Governmental Authorities of the Grande Comore and BioCrude (the Deed of Assignment pursuant to a Public-Private Partnership (PPP), the Power Purchase Agreement (PPA), and MSW, Land and Supply of Treated Effluent Concession Agreements), in our S-1 Amendment No. 5 registration statement, as filed with the Securities and Exchange Commission on July 12, 2017as Exhibits 10.11, 10.12 and 10.13, respectively: They are summarized as follows:

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

On April 4, 2017, SINOCONST and BioCrude have commissioned the services of B & W INT’L SECRETARY LIMITED (Honk Kong, China) [law firm] to establish an SPV/SPE, “BioCrude Technologies, (Hong Kong) Limited” [JV Corporation], as the development vehicle for the MSW to Energy project for the Autonomous Island of the Grande Comore, Union of the Comoros (refer to Exhibit 10.1 for “Articles of Incorporation” of BioCrude Technologies, (Hong Kong) Limited). The “SPV/SPE” possesses the following characteristics:

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

On April 29, 2018, Comoros's President Sem Azali Assoumani declared that a referendum on amending the country's Constitution would be held in July 2018. The results of the referendum were in favor of changing the constitution, and one of the issues of address was federal consolidation of powers, and as such, the Federal Government of the Union of the Comoros, would now be the new Intervening Party to the Concessions and Power Purchase Agreements, as well as the Deed of Assignment pursuant to a Public-Private Partnership (PPP), in lieu of the Governorate of the Autonomous Island of Grande Comore.

In the months of September and November, 2018, BioCrude sent a delegation to the Union of the Comoros in order to clarify and document the transition of the Federal Government’s intervention, and as such, the Federal Government of the Union of the Comoros has yet to issue to BioCrude the following Amending Declarations:

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

BioCrude also requested from the Federal Government of the Union of the Comoros’ legal division, a legal opinion of the Concessions and Power Purchase Agreements, as well as the Deed of Assignment pursuant to a Public-Private Partnership (PPP), incorporating the change of the Contracting/Intervening Party. The Federal Government of the Union of the Comoros’ legal division has yet to issue same.

The Federal Government of the Union of the Comoros requested, as well, that BioCrude treat the municipal solid waste of the Autonomous Islands of Mohéli and Anjouan, thus increasing the MSW capacity of BioCrude’s Waste to Energy plant in Moroni from 700 TPD to 1,100 TPD, under the same terms and conditions as contracted with the Governorate of the Autonomous Island of Grande Comore.

The Federal Government of the Union of the Comoros also requested to engage with BioCrude, in a Joint Venture Agreement (50%/50%), for the Waste Collection, and Street and Public Spaces Cleaning for the whole country of the Union of the Comoros (Autonomous Islands of Grande Comore, Moheli and Anjouan).

As of these presences, BioCrude has yet to receive the amending declarations, and legal opinion from the Federal Government of the Union of the Comoros, as well as a signing date for the aforementioned expansion of works of waste treatment for the Governorates of Moheli and Anjouan, and for the Waste Collection, and Street and Public Spaces Cleaning for the whole country of the Union of the Comoros (Autonomous Islands of Grande Comore, Moheli and Anjouan).

Employees

As of December 31, 2018, we have no employees, but have one (1) officer and three (3) directors, who are non-employee Directors. We have no agreements with any of our management for any services.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease office space at 1255 Phillips Square, Suite 605, Montreal, Quebec, CA H3B 3G5 as our principal offices. We believe these facilities are in good condition, but that we may need to expand our leased space as our business efforts increase.

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

Holders of Common Stock

As of December 31, 2018, we had 303 stockholders of record of the 50,430,342 shares outstanding.

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

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and/or public offering of its common stock, if necessary. Our auditors have expressed a going concern opinion which raises doubts about the Issuers ability to continue as a going concern.

RESULTS OF OPERATIONS

Revenue

We did not generate revenue during the year ended December 31, 2018 or 2017.

Costs and Expenses

During the year ended December 31, 2018 there were $808,508 of operating expenses consisting of general and administrative expenses. Operating expenses for the prior year ended December 31, 2017 was $497,890, consisting of general and administrative.

Liquidity and Capital Resources

As of December 31, 2018, the Company had $13,829 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the year ended December 31, 2018 and December 31, 2017. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the year ended December 31, 2018	For the year ended December 31, 2017
		Restated
Net cash used in operating activities	$(417,321)	$(84,394)
Net cash used in investing activities	(27,145)	—
Net cash provided by financing activities	381,460	161,131
Effect of exchange rate changes on cash	(4)	(66)
Net increase (decrease) in Cash	(63,010)	76,671
Cash, beginning of year	76,839	168
Cash, end of year	$13,829	$76,839

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

Operating activities

Net cash used in operating activities was $417,321 for the year ended December 31, 2018 and $84,394 for December 31, 2017.

Investing activities

Net cash used in investing activities was $27,145 and $nil for the year ended December 31, 2018 and the year ended December 31, 2017, respectively.

Financing activities

Net cash provided by financing activities was $381,460 and $161,131 for the year ended December 31, 2018 and the year ended December 31, 2017, respectively.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioCrude Technologies USA, Inc. as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

April 16, 2019

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	December 31, 2018	December 31, 2017
		Restated (Note 7)
ASSETS
CURRENT ASSETS
Cash	$13,829	$76,839
Property, plant and equipment	27,145	—
TOTAL ASSETS	$40,974	$76,839

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,253	$84,742
Accounts payable and accrued liabilities - related party (Note 6)	83,301	254,330
Convertible notes (Note 3)	33,334	19,494
Loans payable (Note 4)	136,254	145,024
TOTAL LIABILITIES	$257,242	$503,590

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 50,430,342 and outstanding (December 31, 2017 - 50,054,643)	$50,430	$50,054
Additional paid in capital	7,472,119	6,366,787
Accumulated other comprehensive income	28,631	28,634
Deficit	(7,766,354)	(6,872,226)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTABLE TO EQUITYSHAREHOLDERS’ OF THE COMPANY	$(215,174)	$(426,751)
NON-CONTROLLING INTEREST	(1,094)	—
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$40,974	$76,839

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(EXPRESSED IN US DOLLARS)

	Years Ended December 31,
	2018	2017
		Restated (Note 7)
OPERATING EXPENSES
General and administrative expenses	$808,508	$497,890
LOSS FROM OPERATIONS	(808,508)	(497,890)
Accretion and Interest expense	(86,713)	(25, 415)
Interest tax expense (Note 5)	—	—
NET LOSS	$(895,221)	$(523,305)
OTHER COMPREHENSIVE LOSS
Translation of foreign operations	(4)	—
COMPREHENSIVE LOSS	$(895,225)	$(523,305)
Loss per share - basic and diluted	$(0.02)	$(0.01)
Weighted average number of shares outstanding – basic and diluted	50,119,633	49,866,603

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

(EXPRESSED IN US DOLLARS)

	Number of shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non-controlling interest	Total

Balance at December 31, 2016	49,805,103	$49,805	$ 5,934,725	$ 28,700	$ (6,348,921)	$ (335,691)	$ —	$ (335,691)
Stock issued for services	111,811	111	195,369	—	—	195,480	—	195,480
Issuance of common stock for debt conversion	84,290	84	128,653	—	—	128,737	—	128,737
Proceeds from issuance of common stock for cash	27,860	28	48,725	—	—	48,753	—	48,753
Issuance of common stock for settlement of interest	1,589	2	2,778	—	—	2,780	—	2,780
Issuance of stock as referral fee for convertible notes	23,990	24	41,958	—	—	41,982	—	41,982
Beneficial conversion feature	—	—	14,579	—	—	14,579	—	14,579
Foreign currency translation loss	—	—	—	(66)	—	(66)	—	(66)
Net loss	—	—	—	—	(523,305)	(523,305)	—	(523,305)
Balance at December 31, 2017 (Restated, see Note 7)	50,054,643	50,054	6,366,787	28,634	(6,872,226)	(426,751)	—	(426,751)
Stock issued for services	164,170	164	656,516	—	—	656,680	—	656,680
Stock issued for convertible debts	205,529	206	338,916	—	—	339,122	—	339,122
Stock issued for cash	6,000	6	23,994	—	—	24,000	—	24,000
Beneficial conversion feature	—	—	85,906	—	—	85,906	—	85,906
Foreign currency translation loss	—	—	—	(3)	—	(3)	(1)	(4)
Net loss	—	—	—	—	(894,128)	(894,128)	(1,093)	(895,221)
Balance at December 31, 2018	50,430,342	$50,430	$ 7,472,119	$ 28,631	$ (7,766,354)	$ (215,174)	$ (1,094)	$ (216,268)

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Years Ended December 31,
	2018	2017
		Restated (Note 7)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(895,221)	$(523,305)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion and interest expenses	86,713	25,415
Stock issued for services	656,680	197,580
Stock issued for debt issue costs	—	39,882
Foreign exchange	(15,570)	18,459
Changes in operating assets and liabilities
Prepaid expenses	—	—
Accounts payable and accruals	(78,893)	78,460
Accounts payable and accrued liabilities - related party	(171,030)	79,115
Net cash used in operating activities	(417,321)	(84,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt	357,460	112,378
Proceeds from private placement	24,000	48,753
Net cash provided by financing activities	381,460	161,131

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(27,145)	—
Net cash used in financing activities	(27,145)	—
Effect of exchange rate changes on cash	(4)	(66)

CHANGE IN CASH DURING THE YEAR	(63,010)	76,671

CASH BEGINNING	76,839	168

CASH ENDING	$18,384	$76,839

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

Noncash investing and financing activities:
Beneficial conversion feature discount related to the issuance of convertible debt	$85,907	$14,579
Conversion of convertible debt to common stock	$339,122	$128,373
Stock issued for services	$656,680	$197,580
Issuance of common stock to settle interest payable	$—	$2,780
Issuance of common stock as referral fee for convertible notes	$—	$39,882

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

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date, and has accumulated losses of $7,766,354 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties.  Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with US GAAP and are presented in United States dollars.

The accompanying consolidated financial statements include the accounts of its 70% owned subsidiary, Biocrude Technologies (Hong Kong) Limited (“Biocrude HK”). All significant inter-company transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving shares common stock. Actual results could differ from those estimates.

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

Foreign Currency Translation and Transaction

For the year ended December 31, 2018, the Company’s functional currency was the Canadian dollar. At January 1, 2017, as a result of the majority of the Company’s financing and operating activities being denominated in United States dollar, the Company re-evaluated its functional currency and determined it to be the United States dollar. Gains and losses that resulted from translation from Canadian dollars to the reporting currency and included in other comprehensive income will remain in the foreign currency translation reserve.

Biocrude HK maintains its accounting records in its local currency, the Hong Kong dollar.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash balances and highly-liquid instruments with an original maturity of three months or less. As at December 31, 2018 and 2017, the Company does not have cash equivalents.

Property, plant and equipment

Property, plant and equipment are recorded at cost and depreciated to its estimated residual values using the straight-line method over its estimated useful lives of 8 years.

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

NOTE 3 – CONVERTIBLE NOTES

During the year ended December 31, 2018, the Company issued convertible notes for proceeds of $357,460 (2017 - $112,378). The convertible notes bear interest rates of 3% - 4% (2017 – 3% - 5%), are convertible into common stock of the Company at a fixed price weighted average price of $1.50 to $1.65 per share any time prior to its maturity date.

On initial recognition, the Company recognized a beneficial conversion feature of $25,906 (2017 - $14,579).

Details of convertible notes outstanding as at December 31, 2018 and 2017 is as follow:

Maturity date	Conversion Price	December 31, 2018	December 31, 2017

December 31, 2018	$1.65	$—	$11,661
December 31, 2018	$1.65	—	10,000
December 31, 2019	$1.50	20.000	—
December 31, 2019	$1.50	20,000	—
Total principal outstanding		40,000	21,661
Less: Beneficial conversion feature not amortized		(6,667)	(2,167)
		$33,333	$19,494

NOTE 4 – LOANS PAYABLE

As at December 31, 2018, the Company has loans payable of $122,781 (CAD161,000) (December 31, 2017 – $133,731 (CAD$161,000)) in principal and accrued interest of $18,193 (December 31, 2017 - $11,293) outstanding. These loans bear an interest rate of 4%, are unsecured and will mature on December 31, 2019. Included in the balance of loans payable as at December 31, 2018, $34,280 (December 31, 2017 - $35,467) was due to a director of the Company.

NOTE 5 - INCOME TAXES

The Company has established a valuation allowance against deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2018. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly and recorded as a tax benefit.

A reconciliation of income taxes at statutory rates is as follows:

	Years Ended December 31,
	2018	2017
		Restated (Note 7)
LOSS BEFORE INCOME TAXES	$(895,221)	$(416,828)
Statutory tax rate	21%	21%
Expected recovery at statutory rate	(187,996)	(87,534)
Non-deductible expenses	18,040	2,500
Effect of change in tax rate	—	19,000
Change in valuation allowance	169,956	66,034
Income tax expense	$—	$—

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	Years Ended December 31,
	2018	2017
Non-capital losses	$(485,000)	$240,000
Valuation allowance	485,000	(240,000)
Net deferred tax asset	$—	$—

The Company has non-capital losses carried forward of approximately $2,400,000 which expire between 2028 and 2038.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of December 31, 2018, the “CEO” of the Company and a director had advanced the Company a cumulative $83,301 (2017 - $230,580) net of repayments for the payment of the Company’s operating expenses and is included in accounts payable. These amounts are unsecured, without interest and payable on demand and are included in accounts payable and accrued liabilities – related parties.

NOTE 7 – RESTATEMENT

During the year ended December 31, 2018, the Company has restated the comparative numbers to correct the unrecorded liabilities and beneficial conversion of the convertible debts 2017. The summary of the restatements are presented below:

	Previously stated	Adjustment	Restated
Consolidated Balance Sheet
Total assets	$110,509	$(33,670)	$76,839
Total liabilities	421,352	82,238	503,590
Additional paid-in-capital	6,358,560	8,227	6,366,787
Accumulated other comprehensive income	28,700	(66)	28,634
Deficit	(6,748,157)	(124,069)	(6,872,226)
Total liabilities and stockholders’deficit	110,509	(33,670)	503,590

Consolidated Statement of Operations
General and administrative expenses	(388,257)	(109,633)	(497,890)
Foreign exchange expenses	(66)	$66	$—
Interest expenses	(15,676)	(9,739)	(25,415)
Net loss	(403,999)	$(119,306)	$(523,305)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Dale Matheson Carr-Hilton Labonte, LLP (DMCL) has been the Company’s registered independent public accountant from August 21, 2017 throughout August 13, 2018 and, Zwick & Banyai, PLLC (Zwick & Banyai) has been the Company’s registered independent public accountant from August 13, 2018 throughout March 14, 2019. Our current registered independent public accountant is BF Borgers CPA PC (5400 W Cedar Ave, Lakewood, CO, USA 80226; Ph: 303-953-1454, Fax: 720-251-8836; Website: www.bfbcpa.us), as per the stipulations declared on the Form 8-K, dated March 14, 2019. During the fiscal year ended December 31, 2018, there were no disagreements whatsoever, with any of the registered independent public accountants (DMCL & Zwick & Banyai) on any matter of accounting principles or practices, fiscal statement disclosures or auditing scope or procedure which, if not resolved by our registered independent public accountants, would have caused same to make reference to the subject matter of the disagreements in connection with its reports for such fiscal year(s); and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K except for the material weakness mentioned hereunder in Item 9A, Controls and Procedures (sub-section“Management’s Report on Internal Control Over Financial Reporting”).

The reports of DMCL on our financial statements as of the fiscal year ended December 31, 2017 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports for each such fiscal year included a paragraph (of unqualified opinions) stating that there was substantial doubt about our ability to continue as a going concern.

ITEM 9A. CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer, John Moukas, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this report. Based on that evaluation, they have concluded that, as of December 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2018.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

(i)	Lack of appropriate segregation of duties,
(ii)	Lack of control procedures that include multiple levels of supervision and review, and
(iii)	There is an overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material nonstandard transactions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2018 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2018 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Executive Officers

Name	Age	Position

John Moukas	53	Director, President and CEO
Boris Baran	73	Director and Secretary
Edwin-Dario Monzon	41	Independent Director

Directors, Executive Officers, Promoters and Control Persons

➢	John Moukas: B.Sc. Eng., Chairman / CEO; Specializing in early stage technology start-ups, finance and securities (private and public corporations).

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

(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year		Salary*	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation earnings	All Other compensation	Total Compensation
John Moukas, Chief Executive Officer	2015		$31,400	0	0	0	0	0	0	$31,400
President & Director	2016		$26,398	0	0	0	0	0	0	$26,938
	2017		$35,167	0	0	0	0	0	0	$35,167
	2018	*	$37,189	0	0	0	0	0	0	$37,189

Boris Baran	2015		$0	0	$746,121	**	0	0	0	0	$746,121
Sec. Treas. Dir.	2016		$0	0	0		0	0	0	0	$0
	2017		$0	0	0		0	0	0	0	$0
	2018	*	$0	0	0		0	0	0	0	$0

Edwin-Dario Monzon	2017		$0	0	0		0	0	0	0	$0
	2018	*	$0	0	0		0	0	0	0	$0

*As of December 31, 2018

**Stock Award(s): During the year ended December 31, 2015, the Company issued 1,000,000 shares of the Company’s common stock to Mr. Baran with an aggregate grant date fair value of $746,121, based on the fair value of the Company’s common stock of approximately $0.75 per share, in accordance with FASB Topic 718.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2018.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2018, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Transaction Type (Account Recorded)	Address	Number of Shares Beneficially Owned (*)	Percent of Class (**)
John Moukas (Chairman/CEO)	Historical: Creator, Incubator of Company – Acquired Stock	465 88th Avenue, Laval, Quebec, Canada H7W 3G1	38,006,575	75.37
Cerasela Tesleanu (Spouse to John Moukas)	Historical Gifted Stock from John Moukas’ holdings	465 88th Avenue, Laval, Quebec, Canada H7W 3G1	1,500,000	2.97
Mike Mavrigiannakis (Shareholder: Brother-in-law to John Moukas)	Convertible Loan & Gifted Stock (GS)	208 Maupassant DDO Quebec, Canada H9G 3A9	2,638,000	5.23
Vickie Moukas Mavrigiannakis (Shareholder: Sister to John Moukas & Married to Mike Mavrigiannakis)	Convertible Loan & Gifted Stock (GS)	208 Maupassant DDO Quebec, Canada H9G 3A9	2,638,000	5.23
Boris Baran (Secretary/Director)	Acquired Stock	1008-5350 MacDonald Ave., Montreal, Quebec Canada H3X 2V2	1,000,000	1.98

(*)	Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute “Beneficial Ownership” of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(**)	Percent of class is calculated on the basis of the number of shares outstanding on December 31, 2018: 50,430,342.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The fees charged by Dale Matheson Carr-Hilton Labonte, LLP (DMCL) for three months ended (Q1: March 31, 2018) quarterly report review were $3,000 and the audit fees charged by DMCL related to the Amendment to the Form 10-K (2017) filing for reviewing and issuing a consent letter for same were $2,000.

The fees charged by Zwick & Banyai, PLLC for the six months (Q2: June 30, 2017) and nine months (Q3: September 30, 2017) ended quarterly report reviews were $5,000 and $5,000, respectively.

The one time fees charged by BF Borgers CPA PC for redoing the year ended December 31, 2017 audit (originally done by DMCL) for the Form 10-K (2018) filing were $6,480. This was done for the specific purpose of redoing only the year ended December 31, 2017 audit, which was initially done by the Company’s previous registered independent accountants, DMCL, as part of the Company’s December 31, 2017 audit for the Form 10-K (2018); DMCL and the Company were unable to agree as to what it meant to being proper, courteous and professional. The Company felt that DMCL’s agents did not respond appropriately to BioCrude’s agents (CPA’s) messages (emails, telephone voicemails) as necessary to get DMCL’s year ended December 31, 2017 audit consent, hence, the Board of Directors of the Company, by virtue of corporate resolution, decided to commission BF Borgers CPA PC to redo the year ended December 31, 2017 audit.

The fees charged by BF Borgers CPA PC for the year ended December 31, 2018 audit for the Form 10-K (2018) filing were $6,480.

(2) AUDIT-RELATED FEES

Darren Reinblatt CPA, Inc. charged the Company $27,767 for accounting and financial statement preparations for the year ended December 31, 2018.

Mao & Ying LLP, CPA, Inc. charged the Company $3,500 for accounting and financial statement preparations for the years ended December 31, 2018 and 2017.

(2) AUDIT-RELATED FEES

Darren Reinblatt CPA, Inc. charged the Company $27,767 for accounting and financial statement preparations for the year ended December 31, 2018.

Mao & Ying LLP, CPA, Inc. charged the Company $3,500 for accounting and financial statement preparations for the years ended December 31, 2018 and 2017.

(3) INCOME TAX FEES

The Income Tax fees charged by BF Borgers CPA PC for year ended December 31, 2018, as filed with the “IRS”, are $1,500 and the Income Tax fees charged by Darren Reinblatt CPA, Inc. for the year ended December 31, 2018, as filed with the “Canada Revenue Agency” and “Revenue Quebec” were $1,500.

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

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biocrude Technologies USA, Inc.

By:	/s/ John Moukas
John Moukas, President
Date: April 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Moukas	President, Director, Principal Executive Officer	April 15, 2019
John Moukas

