Form 10-Q
period 2019-03-31
BioCrude Technologies USA, Inc.
filed 2019-05-14
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019 or

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

Yes ☐ No ☒

As of March 31, 2019, the issuer had 50,430,342 shares of common stock issued and outstanding.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	UNAUDITED March 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS
Cash	$1,383	$13,829
Prepaid expenses	3,935	—
	$5,318	$13,829

Property, plant and equipment	26,296	27,145
TOTAL ASSETS	$31,614	$40,974

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,620	$4,253
Accounts payable and accrued liabilities - related parties (Note 5)	96,575	83,301
Convertible notes (Note 3)	43,333	33,334
Loans payable (Note 4)	141,221	136,354
TOTAL LIABILITIES	$289,749	$257,242

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value shares authorized, 50,430,342 shares issued and outstanding as at March 31, 2019 and December 31, 2018	$50,430	50, 430
Additional paid in capital	7,488,786	7,472,119
Accumulated other comprehensive income	28,638	28,631
Deficit	(7,824,557)	(7,766,354)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTABLE TO EQUITYSHAREHOLDERS’ OF THE COMPANY	$(256,703)	$(215,174)
NON-CONTROLLING INTEREST	$(1,432)	$(1,094)
	(258,135)	(216,268)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$31,614	$40,974

See accompanying notes to unaudited interim consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the three months ended March 31,
	2019	2018
OPERATING EXPENSES
General and administrative expenses	$54,304	$745,447
LOSS FROM OPERATIONS	(54,304)	(745,447)
Interest expense	(4,240)	(22,072)
Income tax expense	—	—
NET LOSS	(58,544)	$(767,519)
OTHER COMPREHENSIVE LOSS
Translation to reporting currency	10	—
COMPREHENSIVE LOSS	(58,534)	$(767,519)
ATTRIBUTABLE TO
Equity shareholders of the Company	(58,196)	(767,519)
Non-controlling interest	(338)	—
COMPREHENSIVE LOSS	$(58,534)	$(767,519)
Loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	50,430,342	49,900,144

See accompanying notes to unaudited interim consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Number of shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non-controlling interest	Total

Balance at December 31, 2017	50,054,843	$ 50, 054	$ 6,366,787	$ 28,634	$ (6,872,226)	$ (426,751)	$ —	$ (426,751)
Stock issued for services	164,170	164	656,516	—	—	656,680	—	656,680
Stock issued for convertible debts	205,529	206	338,916	—	—	339,122	—	339,122
Stock issued for cash	6,000	6	23,994	—	—	24,000	—	24,000
Beneficial conversion feature	—	—	85,906	—	—	85,906	—	85,906
Foreign currency translation loss	—	—	—	(3)	—	(3)	(1)	(4)
Net loss	—	—	—	—	(894, 128)	(894,128)	(1,093)	(895,221)

Balance at December 31, 2018	50,430,342	50,430	7,472,119	28,631	(7,766,354)	(215,174)	(1,094)	(216, 268)

Beneficial conversion feature	—	—	16,667	—	—	16,667	—	16,667
Foreign currency translation loss	—	—	—	7	—	7	3	10
Net loss	—	—	—	—	(58,203)	(58,203)	(341)	(58,544)
Balance at March 31, 2019	50,430,342	$ 50,430	$ 7,488,786	$ 28,638	$ (7,824,557)	$ (258,703)	$ (1,432)	$ (258,135)

 See accompanying notes to unaudited interim consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(EXPRESSED IN US DOLLARS)

	UNAUDITED
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,544)	$(746,851)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion and interest expenses	19,240	27,761
Stock issued for services	—	657,009
Amortization	849	—
Foreign exchange	2,294	—
Changes in operating assets and liabilities
Prepaid expenses	(3,935)	50,000
Accounts payable and accruals	4,366	(684)
Accounts payable and accrued liabilities - related party	13,274	(119,598)
Net cash used in operating activities	(22,456)	(232,363)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt	10,000	317,460
Proceeds from private placement	—	24,000
Net cash provided by financing activities	10,000	341,460
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—
Net cash used in investing activities	—	—
Effect of exchange rate changes on cash	10	—
CHANGE IN CASH DURING THE PERIOD	(12,446)	109,097
CASH BEGINNING	13,829	76,839
CASH ENDING	$1,383	$185,936
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—
Noncash investing and financing activities:
Beneficial conversion feature discount related to the issuance of convertible debt	$16,667	$19,240
Conversion of convertible debt to common stock	$—	$329,122
Stock issued for services	$—	$657,009

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited financial statements for the year ended December 31, 2018 included in the Company’s 2018 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date, and has accumulated losses of $7,824,557 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities and convertible notes. The fair value of these financial instruments approximates their face value as they are short term in nature.

Foreign Currency Translation and Transactions

The Company’s presentation currency is the U.S dollar. The functional currency of Biocrude USA and Biocrude HK is U.S dollar and Hong Kong dollar, respectively. Assets and liabilities of the foreign operations are translated to the U.S dollar using the exchange rate at period end, and income, expenses and cash flow items are translated using the rate approximates the exchange rates at the dates of the transactions (i.e. the average rate for the period). All resulting exchange differences recognized directly in other comprehensive income (loss).

Transactions in currencies other than the entity’s functional currency are recorded at the rates of exchange prevailing at the dates of the transactions. At each statement of financial position date, monetary assets and liabilities are translated using the period end foreign exchange rate. Non-monetary assets and liabilities are translated using the historical rate on the date of the transaction. Non-monetary assets and liabilities that are stated at fair value are translated using the historical rate on the date that the fair value was determined. All gains and losses on translation of these foreign currency transactions are included in profit or loss.

Cash and cash equivalents

Cash and cash equivalents consist of cash balances and highly-liquid instruments with an original maturity of three months or less. As at March 31, 2019 and December 31, 2018, the Company does not have cash equivalents.

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

Leases

Effectively January 1, 2018, the Company adopted ASC Leases which requires a lessee to recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the balance sheet a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities by class of underlying assets. The Company did not enter into any significant operating leases for the three months ended March 31, 2019 and did not have any significant leases as at December 31, 2018. Adoption of this standard does not have material impact on the Company’s interim consolidated financial statements.

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

NOTE 3 – CONVERTIBLE NOTES

During the three months ended March 31, 2019, the Company issued a convertible note for proceed of $10,000. The convertible note bears interest rate of 4% and is convertible into common stock of the Company at a fixed price of $1.50 per share any time prior to its maturity date of December 31, 2019. During the three months ended March 31, 2018, the Company issued two convertible notes for proceed of $317,460. These convertible notes bear interest rates of 3% and are convertible into common stock of the Company at a fixed price of $1.65 per share any time prior to its maturity date.

On initial recognition, the Company recognized a beneficial conversion feature of $16,667 (three months ended March 31, 2018 - $19,240). As at March 31, 2019, the convertible notes’ interest accrual is $569 (December 31, 2018 - $136)

Details of convertible notes outstanding as at March 31, 2019 and December 31, 2018 is as follow:

Maturity date	Conversion Price	March 31, 2019	December 31, 2018

December 31, 2019	$1.50	$20.000	$20.000
December 31, 2019	$1.50	20,000	20,000
December 31, 2019	$1.50	10,000	—
Total principal outstanding		50,000	40,000
Less: Beneficial conversion feature unamortized		(6,667)	(6,667)
		$43,333	$33,333

NOTE 4 – LOANS PAYABLE

As at March 31, 2019, the Company has loans payable of $120,455 (December 31, 2018 – $118,161) in principal and accrued interest of $20,197 (December 31, 2018 - $18,057) outstanding. These loans bear an interest rate of 4%, are unsecured and will mature on December 31, 2019. Included in the balance of loans payable as at March 31, 2019, $35,418 (December 31, 2018 - $34,280) was due to a director of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of March 31, 2019, the Company had a balance of $96,575 (2018 - $83,301) due to the Company’s directors and officers representing the payment of the Company’s operating expenses. These amounts are unsecured, without interest and payable on demand and are included in accounts payable and accrued liabilities – related parties.

NOTE 6 – SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock at par value $0.001 per share. As of March 31, 2019, the Company had 50,430,342 (December 31, 2018 - 50,430,342) shares of common stock issued and outstanding, respectively.

NOTE 7 – SUBSEQUENT EVENTS

There are no subsequent events.

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

In December, 2007, Jaipuria Advanced Technologies, Inc. (http://www.jaipuria-group.com and http://www. smvjaipuria.com /waste .php) of India, and BioCrude Canada, announced their formation of a new division dedicated to Waste Reformation and Energy Procurement for the purpose of pursuing contracts in India. In many areas of the country, waste management and energy shortages are a serious problem. With Jaipuria’s construction and large project experience, and with the use of the intellectual property supplied by BioCrude in terms of waste management and production of renewable energy, we have, in January, 2008, submitted a bid, in response to a tender for a Waste to Energy plant (2,000 TPD) in Okhla and Tymarpur, India (we were not the selected candidate) and Indore, India (Collection and Treatment of municipal waste; 600 TPD; we were not the selected candidate).

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

Different facets and schedule of events for the pursuit and realization of MSW to Energy projects (excluding lobbying activities)

Contract Conclusion, Engineering, Procurement& Construction

A.  Signature of the following Accords necessary for the realization of the MSW-Energy Complex in Moroni, Autonomous Island of Grande Comore

1.	Deed of Assignment Agreement ("Protocol of Engagement") by and between the Government of the Autonomous Island of Grande Comore and BioCrude Technologies USA, Inc. Contract was signed January 11, 2016.

2.	The signing of the Concession Agreement for the Municipal Solid Waste, Land Lease Agreement and Agreement for the supply of treated Municipal Water on January 11, 2016

3.	The signing of the Power Purchase Agreement (PPA) with the “Le Gestion de l’Eau et de l’Électricité aux Comores (MA-MWE)” [ Power Corporation of the Autonomous Island of Grande Comore] on January 11, 2016

4.	Opening of a new Comorian Corporation (in the country in question) totally owned by BioCrude Technologies USA, Inc., opening of bank account and execution of all-party obligations contained in the Deed of Assignment. This was done on January 12, 2016

5.	Reception of letter from new governmental administration of the Autonomous Island of the Grande Comore (after elections on May 2016) reaffirming their initiative and will to fully respect and execute the engagements signed on January 11, 2016; August 25, 2016

6.	Site selection (site Identification and legal designation (Cadastral, Lot, etc. ...)) for the MSW-Energy Complex, preparation of legal documents to annex same to the Land Lease Agreement and Assignment of selected parcel of land to BioCrude, as per the stipulations of the Land Concession agreement on November 12, 2016.

7.	Incorporating agreed to amendments and/or modifications to the contractual engagements of January 11, 2016 into the new agreements replacing those of January 11, 2016: December 9, 2016.

8.	Granting of a Treasury Guarantee to BioCrude from the governmental administration of the Autonomous Island of the Grande Comore, as per the stipulations of the Concession and Power Purchase Agreements: December 10, 2016

(Fully executed; timeline: it took approximately 14 months)

B. Organizational Matrix: Construction, Management, Operations and Maintenance of Project

1.	Flowchart of management staff

2.	Organization of the Waste Management (Collection, Transportation, Sorting and Treatment)

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

The Federal Government of the Union of the Comoros also requested to engage with BioCrude, in a Joint Venture Agreement (50%/50%), for the Waste Collection, and Street and Public Spaces Cleaning for the whole country of the Union of the Comoros (Autonomous Islands of Grande Comore, Mohéli and Anjouan).

As of these presences, BioCrude has yet to receive the amending declarations, and legal opinion from the Federal Government of the Union of the Comoros, as well as a signing date for the aforementioned expansion of works of waste treatment for the Governorates of Mohéli and Anjouan, and for the Waste Collection, and Street and Public Spaces Cleaning for the whole country of the Union of the Comoros (Autonomous Islands of Grande Comore, Mohéli and Anjouan).

Liquidity and Capital Resources

As of March 31, 2019, we had $1,383 in cash, total current assets of $11,318 and total current liabilities of $289,749. Current liabilities consisted primarily of $157,756 of accounts payable, $131,993 of current related party accounts payable and notes payable.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 2 to the financial statements for additional information.

Results of Operations

We generated no revenue during the three months ended March 31, 2019 and 2018. Total operating expenses were $58,544 during the three months ended March 31, 2019 compared to $767,519 during the same period in 2018. The higher operating expenses during the three months ended March 31, 2109 was mainly attributed to the stock issued for services approximately $657,009.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that our disclosure controls and procedures were effective as of March 31, 2019.

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

ITEM 1A. RISK FACTORS

There has been no material changes in the risk factors set forth in the Company’s 10-K filed April 16, 2019.

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

Date: May 13, 2019

Biocrude Technologies USA, Inc.
Registrant

By: /s/ John Moukas
John Moukas Chief Executive Officer

