Form 10-Q
period 2019-06-30
BioCrude Technologies USA, Inc.
filed 2019-08-12
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019 or

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

Yes ☐ No ☒

As of June 30, 2019, the issuer had 50,430,740 shares of common stock issued and outstanding.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	June 30, 2019	December 31, 2018

ASSETS
CURRENT ASSETS
Cash	$331	$13,829
Prepaid expenses	72	—
	$403	$13,829

Property, plant and equipment	25,448	27,145
TOTAL ASSETS	$25,851	$40,974

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$21,325	$4,253
Accounts payable and accrued liabilities - related parties (Note 5)	112,065	83,301
Convertible notes (Note 3)	45,556	33,334
Loans payable (Note 4)	156,092	136,354
TOTAL LIABILITIES	$335,038	$257,242

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value shares authorized, 50,430,740 and 50,430,342 shares issued and outstanding as at June 30, 2019 and December 31, 2018, respectively	$50,430	$50,430
Additional paid in capital	7,488,786	7,472,119
Accumulated other comprehensive income	28,621	28,631
Deficit	(7,875,584)	(7,766,354)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTABLE TO EQUITY SHAREHOLDERS’ OF THE COMPANY	$(307,747)	$(215,174)
NON-CONTROLLING INTEREST	$(1,440)	$(1,094)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,851	$40,974

See accompanying notes to unaudited interim consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
General and administrative	47,055	26,867	101,359	794,323
Total operating expenses	47,055	26,867	101,359	794,323
LOSS FROM OPERATIONS	(47,055)	(26,867)	(101,359)	(794,323)
Interest expense	(3,972)	(2,373)	(8,212)	(24,940)
Income tax expense	—	—	—	—
NET LOSS	$(51,027)	$(29,240)	$(109,571)	$(819,263)
OTHER COMPREHENSIVE LOSS
Exchange differences on translating foreign operations	(17)	3,410	(10)	46,581
Exchange differences on translating non-controlling interest	(8)	—	(5)	—
TOTAL COMPREHENSIVE LOSS	$(51,052)	$(25,830)	$(109,586)	$(772,682)
NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(51,027)	$(29,240)	$(109,230)	$(819,263)
Non-controlling interest	—	—	(341)	—
NET LOSS	$(51,027)	$(29,240)	$(109,571)	$(819,263)
TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(51,044)	$(25,830)	$109,240)	$(772,682)
Non-controlling interest	(8)	—	(346)	—
TOTAL COMPREHENSIVE LOSS	$(51,052)	$(25,830)	$(109,586)	$(772,682)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	50,430,740	50,114,730	50,430,740	50,114,405

See accompanying notes to unaudited interim consolidated financial statement

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019, DECEMBER 31, 2018

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Number of shares	Shares to be issued	Par Value	Additional Paid-in Capital		Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non-controlling interest	Total

Balance at December 31, 2018	50,430,342	398	$50,430	$	,472,119	$8,631	$(7,766,354)	$(215,174)	$(1,094)	$(216,268)
Stock issued for services	—	—	—		—	—	—	—	—	—
Stock issued for convertible debts	—	—	—		—	—	—	—	—	—
Stock issued for cash	—	—	—		—	—	—	—	—	—
Beneficial conversion feature	—	—			16,667		—	16,667		16,667
Foreign currency translation	—	—				7	—	7	3	10
Net loss	—	—					(58,203)	(58,203)	(341)	(58,544)
Balance at March 31, 2019	50,430,342	398	$50,430		$7,488,786	$28,638	$(7,824,557)	$(258,703)	$(1,432)	$(258,135)
Shares issued	398	(398)	—		—	—	—	—	—	—
Foreign currency translation	—	—	—		—	(17)	—	(17)	(8)	(25)
Net loss	—	—	—		—	—	(51,027)	(51,027)	—	(51,027)
Balance at June 30, 2019	50,430,740	—	$50,430		$7,488,786	$28,621	$(7,875,584)	$(307,747)	$(1,440)	$(309,187)

See accompanying notes to unaudited interim consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	June 30, 2019	June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(109,571)	$(772,682)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion and interest expenses	6,893	20,615
Amortization	1,697	—
Stock issued for services	15,000	657,009

Foreign exchange	5,201	—
Changes in operating assets and liabilities
Prepaid expenses	(72)	(51,544)
Accounts payable and accruals	16,069	14,126
Accounts payable and accrued liabilities - related party	28,764	(148,657)
Net cash used in operating activities	(36,019)	(281,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt	10,000	317,460
Proceeds from private placement	—	24,000
Proceeds (repayments) of loans payable	12,536	(31,150)
Net cash provided by financing activities	22,536	310,310

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—
Net cash used in financing activities	—	—

Effect of exchange rate changes on cash	(15)	—

CHANGE IN CASH DURING THE YEAR	(13,498)	29,177

CASH BEGINNING	13,829	76,839

CASH ENDING	$331	$106,016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

Noncash investing and financing activities:
Beneficial conversion feature discount related to the issuance of convertible debt	$—	$19,340
Conversion of convertible debt to common stock	$—	$339,122
Stock issued for services	$15,000	$657,009

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2018 included in the Company’s 2018 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six-month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date, and has accumulated losses of $7,875,584 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash balances and highly-liquid instruments with an original maturity of three months or less. As at June 30, 2019 December 31, 2018, the Company does not have cash equivalents.

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

Leases

Effectively January 1, 2019, the Company adopted ASC Leases which requires a lessee to recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the balance sheet a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities by class of underlying assets. The Company did not enter into any significant operating leases for the six months ended June 30, 2019 and did not have any significant leases as at December 31, 2018. Adoption of this standard does not have material impact on the Company’s interim consolidated financial statements.

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

NOTE 3 – CONVERTIBLE NOTES

In Q1 2019, the Company issued a convertible note for proceed of $10,000. The convertible note bears interest rate of 4% and is convertible into common stock of the Company at a fixed price of $1.50 per share any time prior to its maturity date of December 31, 2019. On initial recognition, the Company recognized a beneficial conversion feature of $16,667. No convertible notes were issued in Q2 2019.

In Q1 2018, the Company issued two convertible notes for proceed of $317,460. These convertible notes bear interest rates of 3% and are convertible into common stock of the Company at a fixed price of $1.65 per share any time prior to its maturity date. On initial recognition, the Company recognized a beneficial conversion feature of $19,240. No convertible notes were issued in Q2 2018.

As at June 30, 2019, the convertible notes’ interest accrual is $1,002 (December 31, 2018 - $136)

Details of convertible notes outstanding as at June 30, 2019 and December 31, 2018 is as follow:

Maturity date	Conversion Price	March 31, 2019	December 31, 2018

December 31, 2019	$1.50	$20.000	$20.000
December 31, 2019	$1.50	20,000	20,000
December 31, 2019	$1.50	10,000	—
Total principal outstanding		50,000	40,000
Less: Beneficial conversion feature unamortized		(4,444)	(6,667)
		$45,556	$33,333

NOTE 4 – LOANS PAYABLE

During the Q2 2019, the Company received $12,536 loan proceeds.

As of June 30, 2019, the Company has loans payable of $135,898 (December 31, 2018 – $118,161) in principal and accrued interest of $20,194 (December 31, 2018 - $18,057) outstanding. These loans bear an interest rate of 4%, are unsecured and will mature on December 31, 2019. Included in the balance of loans payable as at June 30, 2019, $36,684 (December 31, 2018 - $34,280) was due to a director of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

As of June 30, 2019, the Company had a balance of $112,065 (2018 - $83,301) due to the Company’s directors and officers representing the payment of the Company’s operating expenses. These amounts are unsecured, without interest and payable on demand and are included in accounts payable and accrued liabilities – related parties.

NOTE 6 – SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock at par value $0.001 per share. As of June 30, 2019, the Company had 50,430,740 (December 31, 2018 - 50,430,342) shares of common stock issued and outstanding, respectively.

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

Waste management planning, as well as the production of renewable energy resources, are vital issues facing any city or municipality today. Governments at all levels, on a global scale, are allocating large amounts of funding for development of systems to combat this problem. While certain municipalities have some infrastructures in place for waste collection, they have varying degrees of advancement in the implementation of redirection systems for recoverable and reformable waste products. In essence, room for improvement exists for the following:

1.	Reduction, and eventually, the elimination of landfilling, as opposed to over exhausting (substituting proposed landfill sites with other forms of development (commercial, industrial, residential, agricultural, and community developments, amongst others – real estate value)).

2.	Reduction of Greenhouse Gases, and environmental pollutants with reference to ground and surface water contamination (percolation of contaminated leachate) alongside with the elimination of odors.

3.	Further enhanced separation process for MSW, which could prelude to a more optimal recycling program.

4.	Procurement of Renewable Energy and Marketable by-products (fertilizer) from the exploitation of the calorific value of the MSW.

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

Liquidity and Capital Resources

As at June 30, 2019, we had $331 in cash, total current assets of $25,581 and total current liabilities of $335,038.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 1 to the financial statements for additional information.

Results of Operations

We generated no revenue during the three and six months ended June 30, 2019 and 2018. Total operating expenses were $47,055 and $101,359 for the three and six months ended June 30, 2019 respectively compared to $26,867 and $794,323 for the same periods in 2018. The higher operating expenses during the three and six months ended June 30, 2018 was mainly attributed to the stock issued for services $657,009 in Q1 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that our disclosure controls and procedures were effective as of January 1, 2017.

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
John Moukas Chief Executive Officer

Date:  August 12, 2019

