Form 10-Q
period 2019-09-30
BioCrude Technologies USA, Inc.
filed 2019-11-13
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019 or

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

Yes[ ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

As of September 30, 2019, the issuer had 50,483,836 shares of common stock issued and outstanding.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	UNAUDITED September 30, 2019	AUDITED December 31, 2018

ASSETS
CURRENT ASSETS
Cash	$559	$13,829
Prepaid expenses	—	—
	$559	$13,829

Property, plant and equipment	24,600	27,145
TOTAL ASSETS	$25,159	$40,974

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$22,824	$4,253
Accounts payable and accrued liabilities - related parties (Note 5)	91,416	83,301
Convertible notes (Note 3)	—	33,334
Loans payable (Note 4)	154,425	136,354
TOTAL LIABILITIES	$268,665	$257,242

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value shares authorized, 50,483,836 and 50,430,342 shares issued and outstanding as at September 30, 2019 and December 31, 2018, respectively	$50,484	$50,430
Additional paid in capital	7,617,783	7,472,119
Accumulated other comprehensive income	28,633	28,631
Deficit	(7,938,972)	(7,766,354)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTABLE TO EQUITY SHAREHOLDERS’ OF THE COMPANY	$(242,072)	$(215,174)
NON-CONTROLLING INTEREST	$(1,434)	$(1,094)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,159	$40,974

See accompanying notes to unaudited interim consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
REVENUE	$—	$—	$—	$—

OPERATING EXPENSES

General and administrative	56,764	57,795	156,123	852,117
Total operating expenses	56,764	57,795	156,123	852,117

LOSS FROM OPERATIONS	(56,764)	(57,795)	(156,123)	(852,117)

Interest expense	(8,624)	(1,532)	(16,836)	(26,472)
Income tax expense	—	—	—	—

NET LOSS	$(63,388)	$(60,054)	$(172,959)	$(878,589)

OTHER COMPREHENSIVE LOSS
Exchange differences on translating foreign operations	18	(727)	3	45,854
TOTAL COMPREHENSIVE LOSS	$(63,370)	$(60,054)	$(172,956)	$(832,735)

NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(63,388)	$(59,327)	$(172,618)	$(832,735)
Non-controlling interest	—	—	(341)	—
NET LOSS	$(63,388)	$(59,327)	$(172,959)	$(878,589)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(63,376)	$(60,054)	$(172,616)	$(832,735)
Non-controlling interest	6	—	(340)	—
TOTAL COMPREHENSIVE LOSS	$(63,370)	$(60,054)	$(172,956)	$(832,735)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	50,474,908	50,116,655	50,458,104	50,116,655

See accompanying notes to unaudited interim consolidated financial statement

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Number of shares	Shares to be issued	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non-controlling interest	Total

Balance at December 31, 2018	50,430,342	398	$50,430	$7,472,119	$28,631	$(7,766,354)	$(215,174)	$(1,094)	$(216,268)
Stock issued for services	—	—	—	—	—	—	—	—	—
Stock issued for convertible debts	—	—	—	—	—	—	—	—	—
Stock issued for cash	—	—	—	—	—	—	—	—	—
Beneficial conversion feature	—	—	—	16,667	—	—	16,667	—	16,667
Foreign currency translation	—	—	—	—	7	—	7	3	10
Net loss	—	—	—	—	—	(58,203)	(58,203)	(341)	(58,544)
Balance at March 31, 2019	50,430,342	398	$50,430	$7,488,786	$28,638	$(7,824,557)	$(258,703)	$(1,432)	$(258,135)
Shares issued	398	(398)	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	(17)	—	(17)	(8)	(25)
Net loss	—	—	—	—	—	(51,027)	(51,027)	—	(51,027)
Balance at June 30, 2019	50,430,740	—	$50,430	$7,488,786	$28,621	$(7,875,584)	$(307,747)	$(1,440)	$(309,187)
Stock issued for convertible debts (note 6)	40,000	—	40	59,960	—	—	60,000	—	60,000
Stock issued for cash (note 6)	11,596	—	12	46,372	—	—	46,384	—	46,384
Stock issued for services rendered (note 6)	1,500	—	2	5,998	—	—	6,000	—	6,000
Beneficial conversion feature	—	—	—	16,667	—	—	16,667	—	16,667
Foreign currency translation	—	—	—	—	12	—	12	6	18
Net Loss	—	—	—	—	—	(63,388)	(63,388)	—	(63,388)
Balance at September 30, 2019	50,483,836	—	$50,484	$7,617,783	$28,633	$(7,938,972)	$(242,072)	$(1,434)	$(243,506)

See accompanying notes to unaudited interim consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	September 30, 2019	September 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(172,959)	$(832,735)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion and interest expenses	16,836	—
Amortization	2,545	—
Stock issued for services	36,000	—
Forgiveness accrued interest	(1,302)	—
Foreign exchange	1,115	—
Stock-based compensation	—	669,009
Changes in operating assets and liabilities
Prepaid expenses	—	(17,874)
Accounts payable and accruals	18,434	(6,119)
Accounts payable and accrued liabilities - related party	9,417	(132,473)
Net cash used in operating activities	(89,914)	(320,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (net of repayments of) from convertible debts	20,000	348,791
Proceeds (repayments) from private placements (subscriptions)	46,384	(20,387)
Proceeds (repayments) of loans payable	10,257	(31,150)
Net cash provided by financing activities	76,641	297,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—
Net cash used in financing activities	—	—

Effect of exchange rate changes on cash	3	—

CHANGE IN CASH DURING THE PERIOD	(13,270)	(22,938)

CASH BEGINNING	13,829	76,839

CASH ENDING	$559	$53,901

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

Non-cash investing and financing activities:
Beneficial conversion feature discount related to the issuance of convertible debt	$—	$19,340
Conversion of convertible debt to common stock	$60,000	$319,882
Stock issued for services	$36,000	$—
Forgiveness accrued interest	$1,302	$—

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2018 included in the Company’s 2018 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine-month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date, and has accumulated losses of $7,938,972 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash balances and highly-liquid instruments with an original maturity of three months or less. As at September 30, 2019, the Company does not have cash equivalents.

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

Leases

Effectively January 1, 2018, the Company adopted ASC Leases which requires a lessee to recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the balance sheet a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities by class of underlying assets. The Company did not enter into any significant operating leases for the nine months ended September 30, 2019 and did not have any significant leases as at December 31, 2018. Adoption of this standard does not have material impact on the Company’s interim consolidated financial statements.

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

NOTE 3 – CONVERTIBLE NOTES

In Q1 2019, the Company issued a convertible note for proceed of $10,000. The convertible note bears interest rate of 4% and is convertible into common stock of the Company at a fixed price of $1.50 per share any time prior to its maturity date of December 31, 2019. On initial recognition, the Company recognized a beneficial conversion feature of $16,667. No convertible notes were issued in Q2 2019. In Q3 2019, the Company issued a convertible note for proceeds of $10,000, The convertible note bears interest rate of 4% and is convertible into common stock of the Company at a fixed price of $1.50 per share any time prior to its maturity date of December 31, 2019. On initial recognition, the Company recognized a beneficial conversion feature of $16,667.

In Q3 2019, the Company issued 40,000 common shares of the Company for conversion of 4 convertible notes, for a total amount of $60,000, with the accrued interest of same being waived as part of the conversion settlement. All remaining unamortized beneficial conversion was recognized as an expenses upon the conversion settlement.

As at September 30, 2019, there are no outstanding convertible loans. Details of convertible notes as at September 30, 2019 is as follows:

Maturity date	Conversion Price	September 30, 2019	December 31, 2018

December 31, 2019	$1.50	$—	$20.000
December 31, 2019	$1.50	—	20,000
Total principal outstanding		$—	$40,000
Less: Beneficial conversion feature unamortized		—	(6,667)
		$—	$33,333

NOTE 4 – LOANS PAYABLE

As of September 30, 2019, the Company has loans payable of $132,018 (December 31, 2018 – $118,161) in principal and accrued interest of $22,407 (December 31, 2018 - $18,057) outstanding. These loans bear an interest rate of 4%, are unsecured and will mature on December 31, 2019. Included in the balance of loans payable as at September 30, 2019, $47,368 (December 31, 2018 - $34,280) was due to a director of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

As at September 30, 2019, the “CEO” of the Company and a director had advanced the Company a cumulative $91,416 (2018 - $83,301) net of repayments for the payment of the Company’s operating expenses. These amounts are unsecured, without interest and payable on demand and are included in accounts payable and accrued liabilities – related parties.

NOTE 6 – SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock at par value $0.001 per share. As at September 30, 2019, the Company had 50,483,836 (December 31, 2018 - 50,430,342) shares of common stock issued and outstanding, respectively.

In Q3 2019, the Company issued 11,596 shares of the Company’s common stock for cash proceeds of $46,384 as a price of $4 per share of capital stock of the Company.

In Q3 2019, the Company issued 40,000 shares of the Company’s common stock for conversion of 4 convertible notes, for a total amount of $60,000 (note 3). The Company also issued 1,500 of its common stock to persons for services rendered with a value of $6,000 estimated using the Q3 2019 private placement per share value.

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

Following is a list of assets BioCrude Technologies, Inc. (Canada) purchased from 9175 1925 Quebec Inc.:

(“IP and Goodwill / Incubated Works of Lobbying” & Contracts)

Assets:

Ø	All intellectual property (fungal technology and integrated systems) as well as knowhow developed and acquired;

Ø	All established alliances and clientele base/incubated works (both Local and International);

Ø	Goodwill established in the realms of Waste Management via the years of lobbying to different countries worldwide;

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

Following is a list of assets BioCrude Technologies USA, Inc. (Nevada) purchased from BioCrude Technologies, Inc. (Canada):

(“IP and Goodwill / Incubated Works of Lobbying” & Contracts)

Assets:

Ø	All intellectual property (fungal technology and integrated systems) as well as knowhow developed and acquired;

Ø	All established alliances and clientele base/incubated works (both Local and International);

Ø	Goodwill established in the realms of Waste Management via the years of lobbying to different countries worldwide;

Ø	Grande Comore, Union of the Comoros Concession & Power Purchase Agreements.

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

Conventional Municipal Solid Waste Management employs one or more of the following processes:

Ø	Waste prevention, including reuse of products

Ø	Recycling, including composting

Ø	Combustion with energy recovery

Ø	Disposal through land-filling

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

Regulations and Legislation

Scientific evidence, public awareness and increased levels of participation in environmental campaigning have led to governments’ worldwide implementing regulations and legislation. Examples include:

·	EU Landfill Diversion Directive

·	recycling targets

·	climate change regulations

Economics

Economic drivers to developing the waste and renewable energy sector have included:

·	waste disposal and landfill gate fees/landfill tax

·	penalties/avoidance schemes (e.g. landfill allowance schemes and fines, carbon trading)

·	energy prices

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

The polymer-based (hydro-carbon chain), cellulose and textiles portion of the MSW will be treated via an RDF process (a derivative of gasification, but with the incorporation of a Materials Recovery Facility (MRF) [Separation process], where we have the luxury of operating at lower temperatures (350 – 4000C) because of the separation of the MSW, i.e. lower temperatures reflects less operational self-consumption, hence more outputs (energy) for resale), whereby the thermal combustion will generate renewable energy and the by-product of ash can be marketed to the construction industry for the following purposes:

·	Concrete production, as a substitute material for Portland cement and sand
·	Embankments and other structural fills (usually for road construction)
·	Grout and Flowable fill production
·	Waste stabilization and solidification
·	Cement clinkers production - (as a substitute material for clay)
·	Mine reclamation
·	Stabilization of soft soils
·	Road sub base construction
·	As Aggregate substitute material (e.g. for brick production)
·	Mineral filler in asphaltic concrete
·	Agricultural uses: soil amendment, fertilizer, cattle feeders, soil stabilization in stock feed yards, and agricultural stakes
·	Loose application on rivers to melt ice
·	Loose application on roads and parking lots for ice control
·	Other applications include cosmetics, toothpaste, kitchen counter tops, floor and ceiling tiles, bowling balls, flotation devices, stucco, utensils, tool handles, picture frames, auto bodies and boat hulls, cellular concrete, geopolymers, roofing tiles, roofing granules, decking, fireplace mantles, cinder block, PVC pipe, Structural Insulated Panels, house siding and trim, running tracks, blasting grit, recycled plastic lumber, utility poles and cross arms, railway sleepers, highway sound barriers, marine pilings, doors, window frames, scaffolding, sign posts, crypts, columns, railroad ties, vinyl flooring, paving stones, shower stalls, garage doors, park benches,

The fly ash can also be marketed to the agricultural industry for the following purposes:

·	It improves permeability status of soil
·	Improves fertility status of soil (soil health) / crop yield
·	Improves soil texture
·	Reduces bulk density of soil
·	Improves water holding capacity / porosity

·	Optimizes pH value
·	Improves soil aeration and reduces crust formation
·	Provides micro nutrients like Fe, Zn, Cu, Mo, B, Mn, etc.
·	Provides macro nutrients like K, P, Ca, Mg, S etc.
·	Works as a part substitute of gypsum for reclamation of saline alkali soil and lime for reclamation of acidic soils
·	Surface cover of bio reclaimed vegetated ash pond get stabilized and can be used as recreational park
·	Ash ponds provides suitable conditions and essential nutrients for plant growth, helps improve the economic condition of local inhabitants
·	Works as a liming agent
·	Helps in early maturity of crop & improves the nutritional quality of food crop
·	Reduces pest incidence
·	Conserves plant nutrients / water

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

23

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

In December 2007, Jaipuria Advanced Technologies, Inc. (http://www.jaipuria-group.com and http://www. smvjaipuria.com /waste .php) of India, and BioCrude Canada, announced their formation of a new division dedicated to Waste Reformation and Energy Procurement for the purpose of pursuing contracts in India. In many areas of the country, waste management and energy shortages are a serious problem. With Jaipuria’s construction and large project experience, and with the use of the intellectual property supplied by BioCrude in terms of waste management and production of renewable energy, we have, in January, 2008, submitted a bid, in response to a tender for a Waste to Energy plant (2,000 TPD) in Okhla and Tymarpur, India (we were not the selected candidate) and Indore, India (Collection and Treatment of municipal waste; 600 TPD; we were not the selected candidate).

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

C. Project implementation plan for the Integrated Municipal Solid Waste to Energy Complex

1.	Opening of the office in Moroni, Autonomous Island of Grande Comore: expected completion date March 2020

2.	Recruitment and training of human resources in Moroni, Autonomous Island of Grande Comore (for engineering, management, operation and maintenance): expected completion date September 2019 (preliminary core)

3.	Recruitment of human resources in Canada (for key management positions): expected completion date April 2020

4.	Preliminary Engineering: completed in preliminary proposal (generic)

5.	Analysis of Municipal Solid Waste: expected completion date April 2020

6.	Study of the site and soil studies: expected completion date May 2020

7.	Detailed Engineering plans: expected completion date May 2020

8.	Detailed plan of the development strategy of the complex: expected completion date May 2020

9.	Hiring of project manager(s) and subcontractors (either through reference or through tender): expected completion date April 2020

10.	Recruitment of Material and Equipment specialist suppliers, via reputation in the market place or tender: expected completion date May 2020

(Timeline: 6 to 8 months from time = present)

D. Human Resource List for Project Implementation

1.	Project management

2.	Civil Engineers

3.	Structural Engineers

4.	Electrical Engineers

5.	Mechanical Engineers

6.	Environmental Engineers

7.	Geological Engineers

8.	Designers

9.	Architects

10.	Planners

11.	Buyers

12.	Supply Agents

13.	Cost Controllers

14.	Training Coach

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

6.	Construction 10 to 14 months following the execution of E.5. above incorporating a startup synchronization period of approximately 1 to 2 months

7.	Operation and Maintenance Complex NA for Development timeline

 F. Project Management and Control: Project Implementation Plan (PIP)

1.	A preliminary feasibility study and a detailed report of the complex Completed

2.	Strategic planning and economic analysis Completed

3.	The selection of the field Completed

4.	Preliminary engineering Completed

Ø	Economic analysis and project risks

Ø	The estimate of the total capital investment as well as operating and maintenance costs

Ø	The preliminary assessment of environmental impact and permitting requirements

Ø	The technology research, analysis and conceptualization

5.	Reliability analysis Completed

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

Planning and Timetable for the Project

The Summary forecast for the following tasks of the project planning encompasses a timeline of 6 to 8 months:

Ø	Analysis of the composition and characteristics of municipal solid waste,

Ø	Study and preparation of plans for the preliminary engineering,

Ø	Study and preparation of detailed plans of Engineering.

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

Ø	Deed of Assignment pursuant to a Public-Private Partnership (PPP): exclusively assigning the rights of waste management treatment to BioCrude via the inter-related specific concession vehicles, all defining protocol and mode of engagement as well as rights, interests and obligations of each engaging entity for the term of engagement (30 years) with an option of renewal for an additional term (30 years). Contract was signed January 11, 2016 and amended on December 9, 2016.

Ø	MSW Concession* for the guaranteed delivery of MSW to the Complex with an implied base tipping fee per tonne of MSW (“Put or Pay” for the minimum MSW guarantee of 700 TPD) with annual escalations for the term (30 years) of the project with an option of renewal for an additional term (30 years) and Sovereign Guarantees from the Minister of Finance endorsing same. Contract was signed January 11, 2016 and amended on December 9, 2016.

Ø	Land Lease Concession for the delivery of the required amount of land for project term (30 years), at an annual symbolic lease rate of $1/amount of land delivered/annum, with an option of renewal for an additional term (30 years). Contract was signed January 11, 2016 and amended on December 9, 2016.

Ø	Supply of Treated Effluent Concession whereby the governmental authorities will supply the necessary treated water in order to fulfill the operational requirements of the MSW to Energy complex at a negligible symbolic annual rate for the term of the project with an option of renewal for an additional term (30 years). Contract was signed January 11, 2016 and amended on December 9, 2016.

Ø	Power Purchase Agreement (PPA)* [resale of procured electricity to the Power Corporation of the country in question], whereby the Power Corporation of a certain country will buy back the electricity produced by the MSW to Energy Complex at a base rate per kW-hr (“Take or Pay” for all of the renewable energy procured less the self-consumption needs of the MSW-Energy complex), with annual escalations for the term (30 years) of the project with an option of renewal for an additional term (30 years) and Sovereign Guarantees from the Minister of Finance endorsing same. Contract was signed January 11, 2016 and amended on December 9, 2016.

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

Liquidity and Capital Resources

As at September 30, 2019, we had $559 in cash, total current assets of $559 and total current liabilities of $268,665.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 1 to the financial statements for additional information.

Results of Operations

We generated no revenue during the nine months ended September 30, 2019 and 2018. Total operating expenses were $54,764 and $156,123 for the three and nine months ended September 30, 2019 respectively compared to $57,794 and $852,117 for the same periods in 2018. The higher operating expenses during the three and nine months ended September 30, 2018 was mainly attributed to the stock issued for services $657,009 in Q1 2018. Total interest expense for the three and nine months ended September 30, 2019 is $8,624 and $16,836, respectively, compared to $1,532 and $26,472 for the same periods in 2018

Critical Accounting Policies

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that our disclosure controls and procedures were effective as at September 30, 2019.

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

ITEM 1A. RISK FACTORS

There has been no material changes in the risk factors set forth in the Company’s 10-K (2018) filed April 15, 2019.

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

Date: November 13, 2019

Biocrude Technologies USA, Inc.
Registrant

By:
/s/ John Moukas Chief Executive Officer

