Form 10-K
period 2019-12-31
BioCrude Technologies USA, Inc.
filed 2020-03-20
CIK 1690384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2019 was 50,483,836 shares.

1

BIOCRUDE TECHNOLOGIES USA, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2019

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

The following contractual understandings are the key prerequisite elements for establishing a mutual meeting of the minds, by and between BioCrude Technologies USA, Inc. and the governmental authorities of a municipality / country, for the successful realization of BioCrude’s MSW-Energy Complexes:

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

C. Project implementation plan for the Integrated Municipal Solid Waste to Energy Complex

1.	Opening of the office in Moroni, Autonomous Island of Grande Comore: expected completion date September 2020

2.	Recruitment and training of human resources in Moroni, Autonomous Island of Grande Comore (for engineering, management, operation and maintenance): expected completion date September 2020 (preliminary core)

3.	Recruitment of human resources in Canada (for key management positions): expected completion date September 2020

4.	Preliminary Engineering: completed in preliminary proposal (generic)

5.	Analysis of Municipal Solid Waste: expected completion date September 2020

6.	Study of the site and soil studies: expected completion date October 2020

7.	Detailed Engineering plans: expected completion date October 2020

8.	Detailed plan of the development strategy of the complex: expected completion date October 2020

9.	Hiring of project manager(s) and subcontractors (either through reference or through tender): expected completion date September 2020

10.	Recruitment of Material and Equipment specialist suppliers, via reputation in the market place or tender: expected completion date October 2020

(Timeline: 6 to 8 months from time = present)

D. Human Resource List for Project Implementation

1.	Project management

2.	Civil Engineers

3.	Structural Engineers

4.	Electrical Engineers

5.	Mechanical Engineers

6.	Environmental Engineers

7.	Geological Engineers

8.	Designers

9.	Architects

10.	Planners

11.	Buyers

12.	Supply Agents

13.	Cost Controllers

14.	Training Coach

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

Employees

As of December 31, 2019, we have no employees, but have one (1) officer and three (3) directors, who are non-employee Directors. We have no agreements with any of our management for any services, but we do use independent contractors to execute works on a need to need basis.

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

Holders of Common Stock

As of December 31, 2019, we had 303 stockholders of record of the 50,483,836 shares outstanding.

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

RESULTS OF OPERATIONS

Revenue

We did not generate revenue during the year ended December 31, 2019 or 2018.

Costs and Expenses

During the year ended December 31, 2019 there were $275,283 of operating expenses consisting of general and administrative expenses. Operating expenses for the prior year ended December 31, 2018 was $808,508, consisting of general and administrative.

Liquidity and Capital Resources

As of December 31, 2019, the Company had $305 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the year ended December 31, 2019 and December 31, 2018. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the year ended December 31, 2019	For the year ended December 31, 2018
Net cash used in operating activities	$(90, 177)	$(417,321)
Net cash used in investing activities	—	(27,145)
Net cash provided by financing activities	76,596	381,460
Effect of exchange rate changes on cash	57	(4)
Net decrease in cash	(13,524)	(63,010)
Cash, beginning of year	13,829	76,839
Cash, end of year	$305	$13,829

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

Operating activities

Net cash used in operating activities was $90,177 for the year ended December 31, 2019 and $417,321 for December 31, 2018.

Investing activities

Net cash used in investing activities was $Nil and $27,145 for the year ended December 31, 2019 and the year ended December 31, 2018, respectively.

Financing activities

Net cash provided by financing activities was $76,596 and $381,460 for the year ended December 31, 2019 and the year ended December 31, 2018, respectively.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BioCrude Technologies USA, Inc. (the "Company") as of December 31, 2019 and 2018, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

March 20, 2020

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	December 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS
Cash	$305	$13,829
Property, plant and equipment	23,752	27,145
TOTAL ASSETS	$24,057	$40,974

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$28,238	$4,253
Accounts payable and accrued liabilities - related parties (Note 6)	200, 436	83,301
Convertible notes (Note 3)	—	33,334
Loans payable (Note 4)	155,503	136,354
TOTAL LIABILITIES	$384,177	$257,242

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 50,483,836 and outstanding (December 31, 2018 - 50,430,342)	$50,484	$50,430
Additional paid in capital	7,617,783	7,472,119
Accumulated other comprehensive income	28,671	28,631
Deficit	(8,055,454)	(7,766,354)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTALBLE TO EQUITY SHAREHOLDERS’ OF THE COMPANY	(358,516)	(215,174)
NON-CONTROLLING INTEREST	$(1,604)	$(1,094)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$24,057	$40,974

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(EXPRESSED IN US DOLLARS)

	Years Ended December 31,
	2019	2018
OPERATING EXPENSES
General and administrative expenses	$274,261	$808,508
LOSS FROM OPERATIONS	(274,261)	(808,508)
Accretion and Interest expense	(15,366)	(86,713)
Income tax expense (Note 5)	—	—
NET LOSS	(289,627)	$(895,221)
OTHER COMPREHENSIVE LOSS
Translation to reporting currency	57	(4)
TOTAL COMPREHENSIVE LOSS	$(289,570)	$(895,225)

NET LOSS ATTRIBUTALBE TO
Equity shareholders of the Company	$(289,100)	$(894,128)
Non-controlling interest	(527)	(1,093)
NET LOSS	$(289,627)	$(895,221)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(289,060)	$(894,131)
Non-controlling interest	(510)	(1,094)
TOTAL COMPREHENSIVE LOSS	$(289,570)	$(895,225)

Loss per share - basic and diluted	$(0.01)	$(0.02)
Weighted average number of shares outstanding – basic and diluted	50,450,503	50,119,633

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

	Number of shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non-controlling interest	Total

Balance at December 31, 2017	50,054,643	50,054	6,366,787	28,634	(6,872,226)	(426,751)	—	(426,751)
Stock issued for services	164,170	164	656,516	—	—	656,680	—	656,680
Stock issued for convertible debts	205,529	206	338,916	—	—	339,122	—	339,122
Stock issued for cash	6,000	6	23,994	—	—	24,000	—	24,000
Beneficial conversion feature	—	—	85,906	—	—	85,906	—	85,906
Foreign currency translation	—	—	—	(3)	—	(3)	(1)	(4)
Net loss	—	—	—	—	(894, 128)	(894,128)	(1,093)	(895,221)
Balance at December 31, 2018	50,430,342	$50,430	$ 7,472,119	$ 28,631	$ (7,766,354)	$ (215,174)	$ (1,094)	$ (216,268)
Stock issued for services	1,500	2	5,998	—	—	6,000	—	6,000
Stock issued for convertible debts	40,000	40	59,960	—	—	60,000	—	60,000
Stock issued for cash	11,596	12	46,372	—	—	46,384	—	46,384
Beneficial conversion feature	—	—	33,334	—	—	33,334	—	33,334
Foreign currency translation	—	—	—	40	—	40	17	57
Net loss	—	—	—	—	(289,100)	(289,100)	(527)	(289,627)
Balance at December 31, 2019	50,483,836	$50,484	$ 7,617,783	$ 28,671	$ (8,055,454)	$ (358,516)	$ (1,604)	$ (360,120)

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Years Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(289,627)	$(895,221)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion and interest expenses	15,366	86,713
Amortization	3,393	—
Stock issued for services	36,000	656,680
Forgiveness accrued interest	(1,302)	—
Foreign exchange	3,708	(15,570)
Changes in operating assets and liabilities
Prepaid expenses	—	—
Accounts payable and accruals	23,848	(78,893)
Accounts payable and accrued liabilities - related party	118,436	(171,030)
Net cash used in operating activities	(90, 177)	(417,321))

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt	20,000	357,460
Proceeds from private placement	46,384	24,000
Proceeds of loans payable	10,212	—
Net cash provided by financing activities	76,596	381,460

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	(27,145)
Net cash used in financing activities	—	(27,145)
Effect of exchange rate changes on cash	57	(4)

CHANGE IN CASH DURING THE YEAR	(13,524)	(63,010)

CASH BEGINNING	13,829	76,839

CASH ENDING	$305	$13,829

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

Noncash investing and financing activities:
Beneficial conversion feature discount related to the issuance of convertible debt	$33,334	$85,907
Conversion of convertible debt to common stock	$60,000	$339,122
Stock issued for services	$36,000	$656,680
Forgiveness accrued interest	$1,302	$—

The accompanying notes are an integral part of these consolidated financial statements.

 .

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

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date, and has accumulated losses of $8,055,454 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties.  Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with US GAAP and are presented in United States dollars.

The accompanying consolidated financial statements incude the accounts of its 70% owned subsidiary, Biocrude Technologies (Hong Kong) Limited (“Biocrude HK”). All significant inter-company transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant areas requiring management’s estiamtes and assumptions include determining the fair value of transactions involving shares common stock. Actual results could differ from those estimates.

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

Foreign Currency Translation and Transaction

The Company’s functional currency was the United Stated dollar. Biocrude HK maintain its accounting records in its local currency, the Hong Kong dollar.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash balances and highly-liquid instruments with an original maturity of three months or less. As at December 31, 2019 and 2018, the Company does not have cash equivalents.

Property, plant and equipment

Property, plant and equipment are recorded at cost and depreciated to its estimated residual values using the straight-line method over its estimated useful lives of 8 yaers.

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

Income Taxes

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income for the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income statement in the period that includes the date of enactment. Additionally, ASC 740: Income Taxes, requires the Company to recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.

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

NOTE 3 – CONVERTIBLE NOTES

During the year ended December 31, 2019, the Company issued convertible notes for proceeds of $20,000 (2018 - $357,460). The convertible notes bear interest rates of 4% (2018 – 3% - 4%), are convertible into common stock of the Company at a fixed price of $1.50 per share anytime prior to its maturity date of December 31, 2019. On initial recognition, the Company recognized a beneifical conversion feature of $33,334 (2018 - $25,906).

During the year ended December 31, 2019, the Company issued 40,000 common shares of the Company for conversion of 4 convertible notes, for a total amount of $60,000, with the accrued interest of same being waived as a part of the conversion settlement. All remaining unamortized beneficial conversion was recognized as an expenses upon the conversion settlement.

As at December 31, 2019, there are no outstanding convertible loans. Details of convertible notes outstanding as at December 31, 2019 and 2018 is as follow:

Maturity date	Conversion Price	December 31, 2019	December 31, 2018

December 31, 2019	$1.50	—	20.000
December 31, 2019	$1.50	—	20,000
Total principal outstanding		—	40,000
Less: Beneficial conversion feature not amortized		—	(6,667)
		$—	$33,333

NOTE 4 – LOANS PAYABLE

As at December 31, 2019, the Company has loans payable of $134,566 (December 31, 2018 – $122,781) in principal and accrued interest of $20,937 (December 31, 2018 - $18,193) outstanding. These loans bear an interest rate of 4%, are unsecured and have extended maturities until December 31, 2021. Included in the balance of loans payable as at December 31, 2019, $47,888 (December 31, 2018 - $34,280) was due to a director of the Company.

NOTE 5 - INCOME TAXES

The Company has established a valuation allowance against deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2019. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly and recorded as a tax benefit.

A reconciliation of income taxes at statutory rates is as follows:

	Years Ended December 31,
	2019	2018

LOSS BEFORE INCOME TAXES	$(289,627)	$(895,221)
Statutory tax rate	21%	21%
Expected recovery at statutory rate	(60,822)	(187,996)
Non-deductible expenses	2,100	18,040
Temporal differences	534	—
Change in valuation allowance	58,188	169,956
Income tax expense	$—	$—

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	Years Ended December 31,
	2019	2018
Non-capital losses	$(543,000)	$(485,000)
Valuation allowance	543,000	485,000
Net deferred tax asset	$—	$—

 The Company has non-capital losses carried forward of approximately $2,588,000 which expire between 2028 and 2039.

NOTE 6 - RELATED PARTY TRANSACTIONS

As at December 31, 2019, the “CEO” of the Company and a director had advanced the Company a cumulative $200,436 (2018 - $83,301) net of repayments for the payment of the Company’s operating expenses. These amounts are unsecured, without interest and payable on demand and are included in accounts payable and accrued liabilities – related parties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our current registered independent public accountant is BF Borgers CPA PC (5400 W Cedar Ave, Lakewood, CO, USA 80226; Ph: 303-953-1454, Fax: 720-251-8836; Website: www.bfbcpa.us), as per the stipulations declared on the Form 8-K, dated March 14, 2019. During the fiscal year ended December 31, 2019, there were no disagreements whatsoever, with our registered independent public accountant (BF Borgers CPA PC) on any matter of accounting principles or practices, fiscal statement disclosures or auditing scope or procedure which, if not resolved by our registered independent public accountants, would have caused same to make reference to the subject matter of the disagreements in connection with its reports for such fiscal year(s); and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K except for the material weakness mentioned hereunder in Item 9A, Controls and Procedures (sub-section“Management’s Report on Internal Control Over Financial Reporting”).

The reports of BF Borgers CPA PC on our financial statements, as of the fiscal year ended December 31, 2019, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports for each such fiscal year included a paragraph (of unqualified opinions) stating that there was substantial doubt about our ability to continue as a going concern.

ITEM 9A. CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer, John Moukas, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this report. Based on that evaluation, they have concluded that, as of December 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2019 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2019 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Executive Officers

Name	Age	Position

John Moukas	54	Director, President and CEO
Boris Baran	73	Director and Secretary
Edwin-Dario Monzon	42	Independent Director

Directors, Executive Officers, Promoters and Control Persons

➢	John Moukas: B.Sc. Eng., Chairman / CEO; Specializing in early stage technology start-ups, finance and securities (private and public corporations).

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

(a)	(b)		(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year		Salary*	Bonus	Stock Awards		Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation earnings	All Other compensation	Total Compensation
John Moukas, Chief Executive Officer	2015		$31,400	0	0		0	0	0	0	$31,400
President & Director	2016		$26,398	0	0		0	0	0	0	$26,938
	2017		$35,167	0	0		0	0	0	0	$35,167
	2018		$37,189	0	0		0	0	0	0	$37,189
	2019	*	$40,037	0	0		0	0	0	0	$40,037

Boris Baran	2015		$0	0	$746,121	**	0	0	0	0	$746,121
Sec. Treas. Dir.	2016		$0	0	0		0	0	0	0	$0
	2017		$0	0	0		0	0	0	0	$0
	2018		$0	0	0		0	0	0	0	$0
	2019	*	$0	0	0		0	0	0	0	$0

Edwin-Dario Monzon	2017		$0	0	0		0	0	0	0	$0
	2018		$0	0	0		0	0	0	0	$0
	2019	*	$0	0	0		0	0	0	0	$0

*As of December 31, 2019

**Stock Award(s): During the year ended December 31, 2015, the Company issued 1,000,000 shares of the Company’s common stock to Mr. Baran with an aggregate grant date fair value of $746,121, based on the fair value of the Company’s common stock of approximately $0.75 per share, in accordance with FASB Topic 718.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2019.

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

Beneficial Owner	Transaction Type (Account Recorded)	Address	Number of Shares Beneficially Owned (*)	Percent of Class (**)
John Moukas (Chairman/CEO)	Historical: Creator, Incubator of Company – Acquired Stock	465 88th Avenue, Laval, Quebec, Canada H7W 3G1	38,006,575	75.28
Cerasela Tesleanu (Spouse to John Moukas)	Historical Gifted Stock from John Moukas’ holdings	465 88th Avenue, Laval, Quebec, Canada H7W 3G1	1,500,000	2.97
Mike Mavrigiannakis (Shareholder: Brother-in-law to John Moukas)	Convertible Loan & Gifted Stock (GS)	208 Maupassant DDO Quebec, Canada H9G 3A9	2,638,000	5.23
Vickie Moukas Mavrigiannakis (Shareholder: Sister to John Moukas & Married to Mike Mavrigiannakis)	Convertible Loan & Gifted Stock (GS)	208 Maupassant DDO Quebec, Canada H9G 3A9	2,638,000	5.23
Boris Baran (Secretary/Director)	Acquired Stock	1008-5350 MacDonald Ave., Montreal, Quebec Canada H3X 2V2	1,000,000	1.98

(*)	Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute “Beneficial Ownership” of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(**)	Percent of class is calculated on the basis of the number of shares outstanding on December 31, 2019: 50,483,836.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The review fees charged by BF Borgers CPA PC for three months ended (Q1: March 31, 2019), six months ended (Q2: June 30, 2019) and nine months ended (September 30, 2019) quarterly report reviews were $3,240 each, and audit fees charged by BF Borgers CPA PC related to this Form 10-K (2019) filing for reviewing and issuing a consent letter for same was $7,560.

(2) AUDIT-RELATED FEES

Darren Reinblatt CPA, Inc. charged the Company $5,775 for accounting and financial statement preparations for the year ended December 31, 2019 (including fees for this Form 10-K (2019) filing).

Mao & Ying LLP, CPA, Inc. charged the Company $11,000 for accounting and financial statement preparations for the year ended December 31, 2019 (including fees for this Form 10-K (2019) filing).

(3) INCOME TAX FEES

The Income Tax fees charged by BF Borgers CPA PC for year ended December 31, 2019, as filed with the “IRS”, are $1,600 and the Income Tax fees charged by Darren Reinblatt CPA, Inc. for the year ended December 31, 2019, as filed with the “Canada Revenue Agency” and “Revenue Quebec” were $1,000.

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
Date: March 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Moukas	President, Director, Principal Executive Officer	March 20, 2020
John Moukas

