Form 10-Q
period 2020-03-31
BioCrude Technologies USA, Inc.
filed 2020-05-12
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020 or

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

Yes ☐ No ☒

As of March 31, 2020, the issuer had 50,493,836 shares of common stock issued and outstanding.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	UNAUDITED March 31, 2020	AUDITED December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$343	$305
Property, plant and equipment	22,903	23,752
TOTAL ASSETS	$23,246	$24,057

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$41,750	$28,238
Accounts payable and accrued liabilities - related parties (Note 6)	170,065	200,436
Convertible notes (Note 3)	—	—
Loans payable (Note 4)	153,389	155,503
TOTAL LIABILITIES	$365,204	$384,177

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 50,493,836 and outstanding (December 31, 2019 - 50,483,836)	$50,494	$50,484
Additional paid in capital	7,657,773	7,617,783
Accumulated other comprehensive income	28,563	28,671
Deficit	(8,077,138)	(8,055,454)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTALBLE TO EQUITY SHAREHOLDERS’ OF THE COMPANY	(340,308)	(358,516)
NON-CONTROLLING INTEREST	$(1,650)	$(1,604)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$23,246	$24,057

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the three months ended March 31,
	2020	2019
OPERATING EXPENSES
General and administrative expenses	$20,441	$54,304
LOSS FROM OPERATIONS	(20,441)	(54,304)
Interest expense	(1,243)	(4,240)
Income tax expense	—	—
NET LOSS	(21,684)	$(58,544)
OTHER COMPREHENSIVE LOSS
Translation to reporting currency	(154)	10
COMPREHENSIVE LOSS	(21,838)	$(58,534)

NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	(21,684)	(58,203)
Non-controlling interest	—	(341)
NET LOSS	(21,684)	(58,544)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	(21,792)	(58,196)
Non-controlling interest	(46)	(338)
COMPREHENSIVE LOSS	$(21,838)	$(58,534)

Loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	50,486,803	50,503,997

See accompanying notes to unaudited interim consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Number of shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non-controlling interest	Total
Balance at December 31, 2018	50,430,342	$50,430	$7,472,119	$28,631	$(7,766,354)	$(215,174)	$(1,094)	$(216,268))
Stock issued for services	1,500	2	5,998	—	—	6,000	—	6,000
Stock issued for convertible debts	40,000	40	59,960	—	—	60,000	—	60,000
Stock issued for cash	11,596	12	46,372	—	—	46,384	—	46,384
Beneficial conversion feature	—	—	33,334	—	—	33,334	—	33,334
Foreign currency translation	—	—	—	40	—	40	17	57
Net loss	—	—	—	—	(289,100)	(289,100)	(527)	(289,627)
Balance at December 31, 2019	50,483,836	50,484	7,617,783	28,671	(8,055,454)	(358,516)	(1,604)	(360,120))

Shares issued for services	10,000	10	39,990	—	—	40,000	—	40,000
Foreign currency translation	—	—	—	(108)	—	(108)	(46)	(154)
Net loss	—	—	—	—	(21,684)	(21,684)	—	(21,684)
Balance at March 31, 2020	50,493,836	$50,494	$7,657,773	$28,563	$(8,077,138)	$(340,308)	$(1,650)	$(341,958)

The accompanying notes to unaudited interim consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,684)	$(58,544)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion and interest expenses	1,243	19,240
Amortization	849	849
Stock issued for services	40,000	—
Foreign exchange	(11,336)	2,294
Changes in operating assets and liabilities
Prepaid expenses	—	(3,935)
Accounts payable and accruals	13,512	4,366
Accounts payable and accrued liabilities - related party	(31,796)	13,274
Net cash used in operating activities	(9,212)	(22,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debts	—	10,000
Proceeds of loans payable	9,250	—
Net cash provided by financing activities	9,250	10,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—
Net cash used in (provided by) financing activities	—	—

Effect of exchange rate changes on cash	—	10

CHANGE IN CASH DURING THE PERIOD	38	(12,446)

CASH BEGINNING	305	13,829

CASH ENDING	$343	$1,383

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

Non-cash financing and operating activities:
Beneficial conversion feature discount related to the issuance of convertible debt	$—	$16,667
Stock issued for services	$40,000	$—

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2019 included in the Company’s 2019 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date, and has accumulated losses of $8,077,138 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash balances and highly-liquid instruments with an original maturity of three months or less. As at March 31, 2020, the Company does not have cash equivalents.

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

NOTE 3 – CONVERTIBLE NOTES

As at March 31, 2020, there are no outstanding convertible loans.

NOTE 4 – LOANS PAYABLE

As at March 31, 2020, the Company has loans payable of $131,209 (December 31, 2019 – $134,566) in principal and accrued interest of $22,180 (December 31, 2019 - $20,937) outstanding. These loans bear an average interest rate of 4%, are unsecured and have extended maturities until December 31, 2021. Included in the balance of loans payable as at December 31, 2019, $44,785 (December 31, 2019 - $47,888) was due to a director of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

As at March 31, 2020, the “CEO” of the Company and a director had advanced the Company a cumulative $170,065 (December 31, 2019 - $200,436) net of repayments for the payment of the Company’s operating expenses. These amounts are unsecured, without interest and payable on demand and are included in accounts payable and accrued liabilities – related parties.

NOTE 6 – SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock at par value $0.001 per share. As at March 31, 2020, the Company had 50,493,836 (December 31, 2019 - 50,483,836) shares of common stock issued and outstanding, respectively.

In Q1 2020, the Company issued 10,000 shares of common stock for services rendered valued at a price of $4 per share based on the recently completed private placements.

NOTE 7 – SUBSEQUENT EVENTS

In April 2020, the Company issued 5,000 shares of common stock at a price of $4 per share for total $20,000.

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

3

Management (Board of Directors, Officers): as per the stipulations of the Articles of Association, modified to reflect the terms, provisions and stipulations of the JV Agreement by and between BioCrude and SINOCONST.

On April 4th, 2017, SINOCONST’s General Manager of the Group Business Development Department, Mr. Zhou Tao, and BioCrude Technologies (Comoros), LTD. [Hong Kong SPV established by SINOCONST and BioCrude as a JV Partnership], Chairman and CEO, Mr. John Moukas, have signed a Construction (EPC) Contract Agreement which  embodies SPV’s engagement of SINONST to Design, Construct, and Finance BioCrude’s Municipal Solid Waste (MSW) to Energy Complex in the municipality of Moroni, Autonomous Island of the Grande Comore, Union of the Comoros, to treat MSW and procure renewable energy and other marketable by-products (organic fertilizer, ash, primary feedstock for building materials, etc.) within the conforms of BioCrude’s acquired Concession and Power Purchase Agreements, as well as BioCrude’s Deed of Assignment pursuant to a Public-Private Partnership with the Governmental Authorities of the Autonomous Island of Grande Comore, Union of the Comoros.

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

Liquidity and Capital Resources

As at March 31, 2020, we had $343 in cash, total current assets of $23,246 and total current liabilities of $365,204.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 1 to the financial statements for additional information.

Results of Operations

We generated no revenue during the three months ended March 31, 2020. Total operating expenses were $21,684 for the three months ended March 31, 2020 compared to $51,027 for the same period in 2019. The lower operating expenses during the three months ended March 31, 2020 was mainly attributed to reversal of over accrued certain management wages approximately $39,400 in Q1 2019. Total interest expense for the months ended March 31, 2020 is $1,234 compared to $4,240 for the same period in 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that our disclosure controls and procedures were effective as at March 31, 2020.

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

ITEM 1A. RISK FACTORS

There has been no material changes in the risk factors set forth in the Company’s 10-K (2019) filed March 20, 2020.

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

Date: May 12, 2020

Biocrude Technologies USA, Inc.
Registrant

By: /s/ John Moukas
John Moukas Chief Executive Officer

