Form 10-Q
period 2020-06-30
BioCrude Technologies USA, Inc.
filed 2020-08-10
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020 or

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

As of June 30, 2020, the issuer had 50,498,836 shares of common stock issued and outstanding.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	UNAUDITED June 30, 2020	AUDITED December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$15	$305
Property, plant and equipment	22,055	23,752
TOTAL ASSETS	$22,070	$24,057

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$35,496	$28,238
Accounts payable and accrued liabilities - related parties (Note 6)	166,001	200,436
Convertible notes (Note 3)	—	—
Loans payable (Note 4)	165,599	155,503
TOTAL LIABILITIES	$367,096	$384,177

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 50,493,836 and outstanding (December 31, 2019 - 50,483,836)	$50,499	$50,484
Additional paid in capital	7,677,768	7,617,783
Accumulated other comprehensive income	28,653	28,671
Deficit	(8,100,334)	(8,055,454)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTABLE TO EQUITY SHAREHOLDERS’ OF THE COMPANY	(343,414)	(358,516)
NON-CONTROLLING INTEREST	$(1,612)	$(1,604)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$22,070	$24,057

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
REVENUE	$ —	$ —	$ —	$ —

OPERATING EXPENSES

General and administrative	21,955	47,055	42,396	101,359
Total operating expenses	21,955	47,055	42,396	101,359

LOSS FROM OPERATIONS	(21,955)	(47,055)	(42,396)	(101,359)

Interest expense	(1,240)	(3,972)	(2,483)	(8,212)
Income tax expense	—	—	—	—

NET LOSS	$(23,195)	$(51,027)	$(44,879)	$(109,571)

OTHER COMPREHENSIVE LOSS
Exchange differences on translating foreign operations	89	(17)	(19)	(10)
Exchange differences on translating non-controlling interest	38	(8)	(8)	(5)
TOTAL COMPREHENSIVE LOSS	$(23,068)	$(51,052)	$(44,906)	$(109,586)

NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(23,195)	$(51,027)	$(44,879)	$(109,230)
Non-controlling interest
	—	—	—	(341)
NET LOSS	$(23,195)	$(51,027)	$(44,879)	$(109,571)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(23,106)	$(51,044)	$(44,898)	$(109,240)
Non-controlling interest	38	(8)	(8)	(346)
TOTAL COMPREHENSIVE LOSS	$(23,068)	$(51,052)	$(44,906)	$(109,586)

Net loss per common share – basic and diluted	$(0,00)	$0.00	$0.00	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	50,492,243	50,430,740	50,492,243	50,430,740

See accompanying notes to unaudited interim consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Number of shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non-controlling interest	Total

Balance at December 31, 2019	50,483,836	$50,484	$7,617,783	$28,671	$(8,055,454)	$(358,516)	$(1,604)	$(360,120)

Stock issued for services	10,000	10	39,990	—	—	40,000	—	40,000
Stock issued for convertible debts	—	—	—	—	—	—	—	—
Stock issued for cash				—	—		—
Beneficial conversion feature	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	(108)	—	(108)	(46)	(154)
Net loss	—	—	—	—	(21,684)	(21,684)	—	(21,684)

Balance at March 31, 2020	50,493,836	$50,494	$7,657,773	$28,563	$(8,077,138)	$(340,308)	$(1,650)	$(341,958)

Stock issued for services				—	—		—
Stock issued for convertible debts				—	—		—
Stock issued for cash	5,000	5	19,995	—	—	20,000	—	20,000
Beneficial conversion feature	—	—		—	—		—
Foreign currency translation	—	—	—	90	—	89	38	127
Net loss	—	—	—	—	(23,196)	(23,195)		(23,195)
Balance at June 30, 2020	50,498,836	$50,499	$7,677,768	$28,653	$(8,100,334)	$(343,414)	$(1,612)	$(345,026)

The accompanying notes to unaudited interim consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	June 30, 2020	June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,880)	$(109,571)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion and interest expenses	2,484	6,893
Amortization	1,697	1,697
Stock issued for services	40,000	15,000
Foreign exchange	(239)	5,201
Changes in operating assets and liabilities
Prepaid expenses	—	(72)
Accounts payable and accruals	7,258	16,069
Accounts payable and accrued liabilities - related party	(35,860)	28,764
Net cash used in operating activities	$(29,540)	$(36,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debts	—	10,000
Proceeds from private placement	20,000
Proceeds (repayments) of loans payable	9,250	12,536
Net cash provided by financing activities	$29,250	$22,536

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—
Net cash used in (provided by) financing activities	—	—

Effect of exchange rate changes on cash	—	(15)

CHANGE IN CASH DURING THE PERIOD	(290)	(13,498)

CASH BEGINNING	305	13,829

CASH ENDING	$15	$331

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

Non-cash financing and operating activities:
Beneficial conversion feature discount related to the issuance of convertible debt	$—	$—
Stock issued for services	$—	$15,000

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2019 included in the Company’s 2019 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six-month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date, and has accumulated losses of $8,100,334 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash balances and highly-liquid instruments with an original maturity of three months or less. As at June 30, 2020, the Company does not have cash equivalents.

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

NOTE 3 – CONVERTIBLE NOTES

As at June 30, 2020, there are no outstanding convertible loans.

NOTE 4 – LOANS PAYABLE

As at June 30, 2020, the Company has loans payable of $142,178 (December 31, 2019 – $134,566) in principal and accrued interest of $23,421 (December 31, 2019 - $20,937) outstanding. These loans bear an average interest rate of 4%, are unsecured and have extended maturities until December 31, 2021. Included in the balance of loans payable as at June 30, 2020, $46,730 (December 31, 2019 - $47,888) was due to a director of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

As at June 30, 2020, the “CEO” of the Company and a director had advanced the Company a cumulative $166,001 (December 31, 2019 - $200,436) net of repayments for the payment of the Company’s operating expenses. These amounts are unsecured, without interest and payable on demand and are included in accounts payable and accrued liabilities – related parties.

NOTE 6 – SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock at par value $0.001 per share. As at June 30, 2020, the Company had 50,498,836 (December 31, 2019 - 50,483,836) shares of common stock issued and outstanding, respectively.

In Q2 2020, the Company issued 5,000 shares of common stock at a price of $4 per share for total $20,000 through private placement.

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

Conventional Municipal Solid Waste Management employs one or more of the following processes:

➢	Waste prevention, including reuse of products

➢	Recycling, including composting

➢	Combustion with energy recovery

➢	Disposal through landfilling

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

C. Project implementation plan for the Integrated Municipal Solid Waste to Energy Complex

1.	Opening of the office in Moroni, Autonomous Island of Grande Comore: expected completion date September 2020
2.	Recruitment and training of human resources in Moroni, Autonomous Island of Grande Comore (for engineering, management, operation, and maintenance): expected completion date to be determined (preliminary core)
3.	Recruitment of human resources in Canada (for key management positions): expected completion date September 2020
4.	Preliminary Engineering: completed in preliminary proposal (generic)
5.	Analysis of Municipal Solid Waste: expected completion date; to be determined
6.	Study of the site and soil studies: expected completion date; to be determined
7.	Detailed Engineering plans: expected completion date; to be determined

8.	Detailed plan of the development strategy of the complex: expected completion date; to be determined
9.	Hiring of project manager(s) and subcontractors (either through reference or through tender): expected completion date; to be determined
10.	Recruitment of Material and Equipment specialist suppliers, via reputation in the marketplace or tender: expected completion date; to be determined

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
19.	The invoice, receipt, and payment collection NA for Development timeline
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

BioCrude will account for seventy per cent (70.0%) of the total issued and outstanding shares of Common Stock at an issue price of 1 HKD per share for an aggregate issue price of 700 HKD, and at Closing Date.

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

As of March 2020, there has been no significant activity with the Company due to the COVID-19 pandemic. Company activities have opened as of June 2020.

Liquidity and Capital Resources

As at June 30, 2020, we had $15 in cash, total current assets of $22,070 and total current liabilities of $367,096.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 1 to the financial statements for additional information.

Results of Operations

We generated no revenue during the six months ended June 30, 2020. Total operating expenses were $42,396 for the six months ended June 30, 2020 compared to $101,359 for the same period in 2019. The lower operating expenses during the six months ended June 30, 2020 was mainly attributed to reversal of over accrued certain management wages approximately $39,400 in Q1 2019. Total interest expense for the six months ended June 30, 2020 is $2,483 compared to $8,212 for the same period in 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that our disclosure controls and procedures were effective as at June 30, 2020.

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

Date: August 10, 2020

Biocrude Technologies USA, Inc.
Registrant

By: /s/ John Moukas
John Moukas Chief Executive Officer

