Form 10-Q
period 2020-09-30
BioCrude Technologies USA, Inc.
filed 2020-11-10
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

514-840-9719

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of each exchange on which registered

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “an accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non Accelerated Filer	☐	Smaller Reporting Company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

As of September 30, 2020, the issuer had 50,547,336 shares of common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	UNAUDITED September 30, 2020	AUDITED December 31, 2019

ASSETS
CURRENT ASSETS
Cash	$5,065	$305
Property, plant and equipment	20,836	23,752
TOTAL ASSETS	$25,901	$24,057

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,797	$28,238
Accounts payable and accrued liabilities - related parties (Note 6)	77,071	200,436
Convertible notes (Note 3)	-	-
Loans payable (Note 4)	145,686	155,503
TOTAL LIABILITIES	$237,554	$384,177

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 50,547,336 and outstanding (December 31, 2019 - 50,483,836)	$50,548	$50,484
Additional paid in capital	7,871,720	7,617,783
Accumulated other comprehensive income	28,652	28,671
Deficit	(8,160,961)	(8,055,454)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTALBLE TO EQUITY SHAREHOLDERS’ OF THE COMPANY	(210.041)	(358,516)
NON-CONTROLLING INTEREST	$(1,612)	$(1,604)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,901	$24,057

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
REVENUE	$—	$—	$—	$—

OPERATING EXPENSES

General and administrative	59,506	54,764	101,902	156,123
Total operating expenses	59,506	54,764	101,902	156,123

LOSS FROM OPERATIONS	(59.506)	(54,764)	(101,902)	(156,123)

Interest expense	(1,121)	(8,624)	(3,604)	(16,836)
Income tax expense	—	—	—	—

NET LOSS	$(60,627)	$(63,388)	$(105,506)	$(172,959)

OTHER COMPREHENSIVE LOSS
Exchange differences on translating foreign operations	—	18	(27)	3
Exchange differences on translating non-controlling interest	—	—	—	—
TOTAL COMPREHENSIVE LOSS	$(60,627)	$(63,370)	$(105,533)	$(172,956)

NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(60,627)	$(63,388)	$(105,506)	$(172,618)
Non-controlling interest	—	—	—	(341)
NET LOSS	$(60,627)	$(63,388)	$(105,506)	$(172,959)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(60,627)	$(63,376)	$(105,525)	$(172,616)
Non-controlling interest	—	6	(8)	(340)
TOTAL COMPREHENSIVE LOSS	$(60,627)	$(63,370)	$(105,533)	$(172,956)

Net loss per common share – basic and diluted	$(0,00)	$(0.00)	$(0.00)	$(0.02)
Weighted average number of common shares outstanding – basic and diluted	50,503,889	50,474,908	50,503,889	50,458,104

See accompanying notes to unaudited interim consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Number of shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non-controlling interest	Total
Balance at December 31, 2019	50,483,836	$50,484	$7,617,783	$28,671	$(8,055,454)	$(358,516)	$(1,604)	$(360,120)
Stock issued for services	10,000	10	39,990	—	—	40,000	—	40,000
Stock issued for convertible debts	—	—	—	—	—	—	—	—
Stock issued for cash				—	—		—
Beneficial conversion feature	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	(108)	—	(108)	(46)	(154)
Net loss	—	—	—	—	(21,684)	(21,684)	—	(21,684)
Balance at March 31, 2020	50,493,836	$50,494	$7,657,773	$28,563	$(8,077,138)	$(340,308)	$(1,650)	$(341,958)
Stock issued for services				—	—		—
Stock issued for convertible debts				—	—		—
Stock issued for cash	5,000	5	19,995	—	—	20,000	—	20,000
Beneficial conversion feature	—	—		—	—		—
Foreign currency translation	—	—	—	90	—	89	38	127
Net loss	—	—	—	—	(23,196)	(23,195)		(23,195)
Balance at June 30, 2020	50,498,836	$50,499	$7,677,768	$28,653	$(8,100,334)	$(343,414)	$(1,612)	$(345,026)
Stock issued for services	3,500	4	13,997	—	—	14,000	—	14,000
Stock issued for convertible debts				—	—	—	—	—
Stock issued for cash	45,000	45	179,955	—	—	180,000	—	180,000
Foreign currency translation	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	(60,627)	(60,627)		(60,627)
Balance at September 30, 2020	50,547,336	$50,548	$7,871,720	$28,652	$(8,160,961)	$(210,041)	$(1,612)	$(211,653)

The accompanying notes to unaudited interim consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	September 30, 2020	September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(105,507)	$(172,959)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion and interest expenses	3,605	16,836
Amortization	2,916	2,545
Stock issued for services	54,000	36,000
Forgiveness accrued interest	—	(1,302)
Foreign exchange	(21,274)	1,115
Stock-based compensation	—	—
Changes in operating assets and liabilities
Prepaid expenses	—	—
Accounts payable and accruals	(13,441)	18,434
Accounts payable and accrued liabilities - related party	(124,789)	9,417
Net cash used in operating activities	(204,490)	(89,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (net of repayments of) from convertible debts	—	20,000
Proceeds (repayments) from private placements (subscriptions)	200,000	46,384
Proceeds (repayments) of loans payable	9,250	10,257
Net cash provided by financing activities	209,250	76,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—
Net cash used in financing activities	—	—

Effect of exchange rate changes on cash	—	3

CHANGE IN CASH DURING THE PERIOD	4,760	(13,270)

CASH BEGINNING	305	13,829

CASH ENDING	$5,065	$559

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

Non-cash investing and financing activities:
Beneficial conversion feature discount related to the issuance of convertible debt	$—	$—
Conversion of convertible debt to common stock	$—	$60,000
Stock issued for services	$14,000	$36,000
Forgiveness accrued interest	$—	$1,302

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2019 included in the Company’s 2019 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine-month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $8,160,960 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash balances and highly liquid instruments with an original maturity of three months or less. As at September 30, 2020, the Company does not have cash equivalents.

Property, plant and equipment

Property, plant, and equipment are recorded at cost and depreciated to its estimated residual values using the straight-line method over its estimated useful lives of 8 years.

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

NOTE 3 – CONVERTIBLE NOTES

As at September 30, 2020, there are no outstanding convertible loans.

NOTE 4 – LOANS PAYABLE

As at September 30, 2020, the Company has loans payable of $121,144 (December 31, 2019 – $134,566) in principal and accrued interest of $24,542 (December 31, 2019 - $20,937) outstanding. These loans bear an average interest rate of 4%, are unsecured and have extended maturities until December 31, 2021. Included in the balance of loans payable as at September 30, 2020, $30,931 (December 31, 2019 - $47,888) was due to a director of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

As at September 30, 2020, the “CEO” of the Company and a director had advanced the Company a cumulative $77,071 (December 31, 2019 - $200,436) net of repayments for the payment of the Company’s operating expenses. These amounts are unsecured, without interest and payable on demand and are included in accounts payable and accrued liabilities – related parties.

NOTE 6 – SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock at par value $0.001 per share. As at September 30, 2020, the Company had 50,547,336 (December 31, 2019 - 50,483,836) shares of common stock issued and outstanding, respectively.

In Q3 2020, the Company issued 45,000 shares of common stock at a price of $4 per share for total $180,000 through private placements. The Company also issued 3,500 of its common stock to persons for services rendered with a value of $14,000 estimated using the Q3 2020 private placement per share value.

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

Conventional Municipal Solid Waste Management employs one or more of the following processes:

»	Waste prevention, including reuse of products

»	Recycling, including composting

»	Combustion with energy recovery

»	Disposal through landfilling

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

Pricing initiatives

BioCrude has developed a number of sales/solicitation programs and the standardization of the sales/solicitation process and standardized the sales/solicitation process. We believe that the pricing logic used in our fee programs, with implied “Put or Pay” and “Take or Pay” provisions for the supply of feedstock and resale of outputs (renewable energy), respectively, is reasonable and competitive. We expect to continue to add to our fee-based pricing through additional administrative fees, recycling fees, late charges and further improvements to our existing fee structures. The goal of our pricing program is to generate price increases in excess of CPI. BioCrude will derive revenues from a combination of commodity sales (Marketable by-products – fertilizer and energy resale), carbon credits (CER’s under the “Clean Development Mechanism” established pursuant to article 12 of the “Kyoto Protocol” (CDM project)) and tipping fees paid for material processing. Fluctuations in commodity pricing are managed by a number of risk mitigation strategies including financial hedging instruments (transfer of foreign exchange risk), Sovereign Guarantees, floor prices, forward sales contracts, index purchases, and tipping fees. The goal is to smooth revenue, net of cost of products purchased, and generate consistent cash flows.

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

C. Project implementation plan for the Integrated Municipal Solid Waste to Energy Complex

1.	Opening of the office in Moroni, Autonomous Island of Grande Comore: expected completion date to be determined

2.	Recruitment and training of human resources in Moroni, Autonomous Island of Grande Comore (for engineering, management, operation, and maintenance): expected completion date to be determined (preliminary core)

3.	Recruitment of human resources in Canada (for key management positions): expected completion date to be determined

4.	Preliminary Engineering: completed in preliminary proposal (generic)

5.	Analysis of Municipal Solid Waste: expected completion date to be determined

6.	Study of the site and soil studies: expected completion date to be determined

7.	Detailed Engineering plans: expected completion date to be determined

8.	Detailed plan of the development strategy of the complex: expected completion date to be determined

9.	Hiring of project manager(s) and subcontractors (either through reference or through tender): expected completion date to be determined

10.	Recruitment of Material and Equipment specialist suppliers, via reputation in the marketplace or tender: expected completion date to be determined

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

1.	Program Implementation Plan (Project Execution Plan ”PEP”) Completed

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

6.	Construction 10 to 14 months following the execution of E.5. above incorporating a startup synchronization period of approximately 1 to 2 months

7.	Operation and Maintenance Complex NA for Development timeline

 F. Project Management and Control: Project Implementation Plan (PIP)

1.	A preliminary feasibility study and a detailed report of the complex Completed

2.	Strategic planning and economic analysis Completed

3.	The selection of the field Completed

4.	Preliminary engineering Completed

»	Economic analysis and project risks

»	The estimate of the total capital investment as well as operating and maintenance costs

»	The preliminary assessment of environmental impact and permitting requirements

»	The technology research, analysis and conceptualization

5.	Reliability analysis Completed

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

Planning and Timetable for the Project

The Summary forecast for the following tasks of the project planning encompasses a timeline of 6 to 8 months:

»	Analysis of the composition and characteristics of municipal solid waste,

»	Study and preparation of plans for the preliminary engineering,

»	Study and preparation of detailed plans of Engineering.

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

January 2016 – Concluded Engagements: signed Deed of Assignment pursuant to a Public-Private Partnership (PPP), MSW, Land and Supply of Treated Effluent Concession Agreements and a Power Purchase Agreement (PPA), by and between the Government of the Autonomous Island of Grande Comore and BioCrude Technologies USA, Inc., for the implementation of the first Waste to Energy complex in the municipality of Moroni, which are as follows:

»	Deed of Assignment pursuant to a Public-Private Partnership (PPP): exclusively assigning the rights of waste management treatment to BioCrude via the inter-related specific concession vehicles, all defining protocol and mode of engagement as well as rights, interests and obligations of each engaging entity for the term of engagement (30 years) with an option of renewal for an additional term (30 years). Contract was signed January 11, 2016 and amended on December 9, 2016.

»	MSW Concession* for the guaranteed delivery of MSW to the Complex with an implied base tipping fee per ton of MSW (“Put or Pay” for the minimum MSW guarantee of 700 TPD) with annual escalations for the term (30 years) of the project with an option of renewal for an additional term (30 years) and Sovereign Guarantees from the Minister of Finance endorsing same. Contract was signed January 11, 2016 and amended on December 9, 2016.

»	Land Lease Concession for the delivery of the required amount of land for project term (30 years), at an annual symbolic lease rate of $1/amount of land delivered/annum, with an option of renewal for an additional term (30 years). Contract was signed January 11, 2016 and amended on December 9, 2016.

»	Supply of Treated Effluent Concession whereby the governmental authorities will supply the necessary treated water in order to fulfill the operational requirements of the MSW to Energy complex at a negligible symbolic annual rate for the term of the project with an option of renewal for an additional term (30 years). Contract was signed January 11, 2016 and amended on December 9, 2016.

»	Power Purchase Agreement (PPA)* [resale of procured electricity to the Power Corporation of the country in question], whereby the Power Corporation of a certain country will buy back the electricity produced by the MSW to Energy Complex at a base rate per kW-hr (“Take or Pay” for all of the renewable energy procured less the self-consumption needs of the MSW-Energy complex), with annual escalations for the term (30 years) of the project with an option of renewal for an additional term (30 years) and Sovereign Guarantees from the Minister of Finance endorsing same. Contract was signed January 11, 2016 and amended on December 9, 2016.

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

On April 29, 2018, Comoros’s President Sem Azali Assoumani declared that a referendum on amending the country’s Constitution would be held in July 2018. The results of the referendum were in favor of changing the constitution, and one of the issues of address was federal consolidation of powers, and as such, the Federal Government of the Union of the Comoros, would now be the new Intervening Party to the Concessions and Power Purchase Agreements, as well as the Deed of Assignment pursuant to a Public-Private Partnership (PPP), in lieu of the Governorate of the Autonomous Island of Grande Comore.

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

As of March 2020, there has been no significant activity with the Company due to the COVID-19 pandemic. Company activities have opened as of September 2020.

Liquidity and Capital Resources

As at September 30, 2020, we had $5,065 in cash, total current assets of $25,901 and total current liabilities of $237,554.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. See note 1 to the financial statements for additional information.

Results of Operations

We generated no revenue during the nine months ended September 30, 2020. Total operating expenses were $59,506 and $101,902 for the three and nine months ended September 30, 2020, respectively, compared to $54,764 and $156,123 for the same periods in 2019. The lower operating expenses during the nine months ended September 30, 2020 was mainly attributed to reversal of over accrued certain management wages approximately $39,400 in Q1 2019. Total interest expense for the nine months ended September 30, 2020 is $3,604 compared to $16,836 for the same period in 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that our disclosure controls and procedures were effective as at September 30, 2020.

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

Date: November 10, 2020

Biocrude Technologies USA, Inc.
Registrant

By:	/s/ John Moukas
Chief Executive Officer