Form 10-K
period 2020-12-31
BioCrude Technologies USA, Inc.
filed 2021-02-12
CIK 1690384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2020 was 50,621,336 shares.

BIOCRUDE TECHNOLOGIES USA, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2019

i

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

Throughout this Annual Report references to “we”, “our”, “us”, “the Company”, and similar terms refer to Biocrude Technologies USA, Inc.

ii

PART I

ITEM 1. BUSINESS

General Business Development

Company Formation

The Company was formed on August 4, 2015 in the State of Nevada, under the name of “BioCrude Technologies, Inc. On November 8, 2016, the Company received its “Certificate of Amendment to Articles of Incorporation” pursuant to NRS 78.385 and 78.390 to its request for a name change from “BioCrude Technologies, Inc.” to “BioCrude Technologies USA, Inc.”, whilst doing business as “BioCrude Technologies, Inc.”, as well. All of the afore-stated have been filed with SEC as part of the Company’s S-1(/A) registration statement(s). The Company is construed as a startup company and our auditors have issued a going concern opinion.

Corporate Mission and Strategy

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

One very important area that BioCrude Technologies USA, Inc. excels in is the reformation of MSW into renewable energy and marketable end-by-products, using its intrinsic intellectual property and know how in its “Integrated Municipal Solid Waste to Energy Proposed Complexes” for municipal applications. Understanding the non-homogenous nature and characteristics of the waste, we can define distinct processes to optimally handle the procurement of the varied categories of waste (MSW can be classified into organics, fuels, recyclables, inerts and others), once segregated with an efficient separation process and materials recovery facility (“MRF”). There is no intellectual property protection as of yet. BioCrude will be filing for certain Intellectual property and know how protection via a patent for “Integrated Municipal Solid Waste to Energy Systems” while developing the Republic of Cote d’Ivoire project. In addition to patent applications, the Company will apply for trademark protection where appropriate.

The long-term vision of the organization is to build a highly sustainable and profitable company by transforming traditional solid waste streams into renewable energy resources and marketable by-products. Conventionally, people, entities, etc.…, view solid waste streams as not only worthless refuse requiring monetary resources in order to get rid of. BioCrude, on the contrary, views this so-called refuse “as a valuable commodity”, with a negative product cost, i.e., PRODUCT COST is ZERO, with an implicit REVENUE received PER UNIT OF WASTE given for disposal (people, governments will pay entities/companies in order to get rid of the undesired waste, in the form of a “Tipping” or “Gate” fee. Global competition for limited resources is, the Company believes, creating significant business opportunities for companies that can sustain and extract value in the form of renewable energy and other marketable by-products, i.e., fertilizer, raw materials (primary feedstock for building materials), etc.…, from resources previously considered an irretrievable waste stream. BioCrude’s business strategy has been firmly tied to creating a sustainable resource management model and the Company continues to be rooted in these same tenets today. Each day the Company strives to create long-term value for all stakeholders: customers, employees, communities, and shareholders, by helping customers and communities manage their resources in a sustainable and financially sound manner.

Industry Analysis

Environmental issues (solid waste management, terrain and water contamination, air pollution [greenhouse gas emissions]) have taken the forefront globally, creating solid expectations for investments in green technology (enhanced by governmental incentives (monetary, capitalized stimuli, tax reductions, and carbon credits, amongst other persuasions).

Conventional practices of waste management (landfilling, mass-burn or incineration), are NOT sound and innovative technologies, but practices that have been around since the beginning of time with negative environmental repercussions, without mentioning the interrelated health implications resulting from contaminated land, water tables and air pollution.

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

Municipal Solid Waste Management is major responsibility of local government. It is a complex task which requires appropriate organizational capacity and cooperation between numerous stakeholders in the private and public sectors.

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

In the past, MSW management used either landfilling or mass burn/incinerators, had no pollution control and energy recovery and, sanitary landfills were rare. MSW management uses more integrated and complex approaches, the waste to energy facilities have minimal environmental burden and the sanitary landfills have requirements for designing operation and monitoring and gas collection.

The past 20 years has seen a change in how we look at our environment. There has been a greater understanding of the economic, social and environmental risks of not managing waste.

  Environmental Factors

The Stern report, first published in 2006, created an authoritative and eye-opening scientific report on the challenges of climate change. The report highlighted the need to decarbonize the power sector by 60% and reduce CO2 emissions by 80% of current levels to ensure increases in global temperature do not exceed two degrees Celsius.

Regulations and Legislation

Scientific evidence, public awareness and increased levels of participation in environmental campaigning have led to governments’ worldwide implementing regulations and legislation. Examples include:

●	EU Landfill Diversion Directive

●	recycling targets

●	climate change regulations

Nota Bene: It is only in the last two decades that governments world wide have been working together to come to a consensus of standardized, environmentally friendly waste management directives, in order to become recognized and implemented practices.

Economics

Economic drivers to developing the waste and renewable energy sector have included:

●	waste disposal and landfill gate fees/landfill tax

●	penalties/avoidance schemes (e.g. landfill allowance schemes and fines, carbon trading)

●	energy prices

Waste to Energy Market Size and Trend

Renewable Energy: According to the most recent data available from the International Energy Agency, global waste to energy power production from municipal and industrial wastes increased from 283 terawatt hours to 383 terawatt hours, a 35% increase over that period.  In-depth analyses of the global market, forecasts the market will increase from approximately $27 billion in 2018 to $450 billion by 2030.

MSW Management (Tipping/Gate fees): As long as there are people in our world, there will be waste generation. Depending on the demographics of people clusters (nations), the amount of waste generated on a per capita (person) basis can vary from 0.6 kg (persons in destitute third world countries (e.g., Niamey [Niger], Juba [South Sudan], Freetown [Sierra Leone], Port-au-Prince [Haiti])) to 1.8 kg (advanced societies with flourishing economies (e.g., New York City [US], Toronto [Canada], Paris [France], Dubai [UAE]) per person per day. With an approximate current world population (census 2020) of 7.8 billion persons, there is a minimum quantum (weighted average) of about 6,000,000 tons of waste generated on a per day basis. Depending on the national budget for the level of waste management treatment implemented by a certain nation, analyses of the global market, forecasts the market will increase from approximately $45 billion in 2020 to $60 billion by 2030.

Nota Bene: The Market potential for Waste Management is not only “HUGE”, but at its infancy stage, ready to “EXPLODE”, with few credible corporations, capable of servicing same!

Source : http://www.waste-management-world.com

Defining Waste Management for Municipal Applications

The provision of municipal solid waste services is a costly and troubling problem for local authorities everywhere. In many cities, service coverage is low, resources are insufficient, and uncontrolled dumping is widespread, with resulting environmental and health related problems, which are recognized worldwide, and cannot be neglected! Moreover, substantial inefficiencies are typically observed. Typically, worldwide, governmental waste management ordinance, surprisingly enough, encompasses inefficient waste collection, landfilling until over exhaustion, and incineration.

Out of concern for the quality of life of their residents, local municipalities bear primary responsibility for waste management. Municipalities will work with other municipal levels to identify the best collection, transportation, treatment and disposal methods for their respective jurisdictions. This includes identifying suitable sites for municipal, or regional waste management facilities, and managing and operating collection, transportation and treatment systems. To increase the environmental and economic efficiency of waste management, local municipalities will be responsible for planning waste management infrastructure and systems at the urban community and regional county municipality levels.

Biocrude, with its upgraded technologically advanced systems, can improve quality of environment, ergo, life.

Waste management planning, as well as the production of renewable energy resources, are vital issues facing any city or municipality today. We are at a time where all level of governments recognize the importance and need for waste management. Be it for financial, environmental, or health issues. Room for improvement exists for the following:

1.	Reduction, and eventually, the elimination of landfilling, as opposed to over exhausting (substituting proposed landfill sites with other forms of development (commercial, industrial, residential, agricultural, and community developments, amongst others – real estate value).

2.	Reduction of Greenhouse Gases, and environmental pollutants with reference to ground and surface water contamination (percolation of contaminated leachate) alongside with the elimination of odors.

3.	Further enhanced separation process for MSW, which could prelude to a more optimal recycling program.

Nota Bene: Landfilling is NOT a solution (contaminates the land forever, cost of construction, waste creation), but a deferral of a problem for future generation to handle. In essence, it is what it is; a PRACTICE that has been utilized for the longest period of time! Nothing more!

The myth that landfilling is a cost-effective solution is what it is; a myth. There are long term ramifications, especially when the landfills are not proper “Scientific Landfills” (environmental implications; rainfall, leachate, percolation, contamination (soil and water table). Even the fact that, if a Scientific Landfill is deployed (with membrane linings) at an astronomical cost (the cost of construction of a Scientific landfill, which could host approximately 2,000 TPD of waste for 25 years could costs approximately 100 MUSD), after a few earth tremors or shifting of land, the membrane could crack, or over time, the membrane will deteriorate, thus yielding the same negative environmental impacts, only deferred in time.

Another issue to address is the continual use of landfills. As time goes on, and waste is continuously generated by the populous and its activities, more and more landfills have to be created, to a point where a good part of the country will become a cemetery for garbage. Municipalities/governments must plan to integrate their waste management from a strategic and financial perspective.

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

BioCrude, having set as its objective the “PROFITABILITY” of the activities inherent within the realms of this sector, whilst building business relationships and addressing social implications within the collectivity’s / communities that BioCrude is called upon to serve, beyond the environmental and social implications, and beyond the business imperatives, has set as one of its priorities, the optimization of waste management and, treatment thereof, all in conformity to the boundaries of economies, efficiency and adherence to environmental wellbeing initiatives. BioCrude has been involved in the R&D of Environmental Technologies, both process and product based, whereby it has enhanced and optimized conventional technology, thus giving credence to environmental, economic, social and technological well-beings, too numerous to mention (all can be referenced, in its entirety, within BioCrude’s Integrated MSW-Energy Proposal. Shortlists of the aforesaid well-beings are summarized herein under:

1.	Secure, cost effective long-term processing capacity for recyclables and organics.

2.	Improvement of effectiveness and efficiency of current waste systems/practices.

3.	Elimination of MSW from going to landfills.

4.	Procurement of Renewable Energy and Marketable by-products (fertilizer, primary feedstock for building materials, etc.…) from the exploitation of the calorific value inherent within the realms of the MSW

5.	Reduction of Greenhouse Gases and other environmental pollutants emitted into the atmosphere.

6.	Municipalities do not have to undergo cost of implementation; privatized via BOOT (Build, Own, Operate & Transfer), whereby BioCrude Technologies USA, Inc. will be lobbying to get the MSW, Land, Sewage treated Effluent and Resale of Electricity Concessions (with Sovereign Guaranties from the Ministry of Finance of the Government in question).

7.	Due to the profitability of the proposal, significant savings could be passed onto the Municipalities, to reduce their day to day on going expenses for Municipal Waste Management, for the duration of the BOOT (30 years), by approximately 50% per annum, via MSW Tipping (Gate) Fees (favorably outbidding the competition and still having better bottom lines than same) and the Transport of the MSW to neighboring cities/provinces (states), without forgetting to mention the reduced GHG emissions from the substitution effect of BioCrude’s Integrated MSW to Energy proposal from landfilling and/or incineration. This surplus in savings can be used for other municipal social and infrastructural programs.

8.

Employment opportunities are created during the EPC (Engineering, Procurement & Construction) phase of the project (a few hundred jobs) and for the day-to-day operations of the project (approximately 86 jobs per shift per 2,000 TPD Plant plus 11 persons for administration X 3 shifts per day, equating to a total quantum of a minimum of 269 persons).

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

BioCrude’s Integrated MSW to Energy Complex for Municipal Applications

BioCrude’s solution of an Integrated Municipal Solid Waste to Energy complex is in line with the present trends in the Municipal Solid Waste (“MSW”) industry and the main advantage of same is that it is comprised of a Materials Recovery Facility (“MRF”) and different modular waste treatment processes and a power station.

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

4.	Composting facility: A portion of the land concession will host a type of composting system, depending on BioCrude’s evaluation of the waste analysis. A fertilizer will be procured, dried and stored in a warehousing facility for by-products.

5.	Biomethanation facility: Modular digesters (to handle the organic fraction of the MSW) are constructed in series and, synchronized in operation, in order to receive organic waste and process same to extract and capture the methane gas which will be piped to the power plant (will be combusted for the procurement of renewable energy), and yield a cured fertilizer, which will be dried and stored in the warehousing facility for by-products.

6.	RDF facility: A “Refuse Derived Fuel” system (gasification derivative) will be procured and installed. The RDF facility will receive the nonorganic and noninert (hydro-carbon polymer and cellulose based waste) products, that will be used to make RDF pellets (compressed and dried bricks [fuel pellets]) that will be used as the primary feedstock for combustion within same, to generate renewable energy within the power plant.

7.	RDF – Biogas power plant: will be procured and installed within a certain section of the Complex with a dedicated Distributed Control System (DCS) for the MSW-Energy (RDF & Biogas based) power plant & fuel processing plant (controls & instrumentation for the boiler and turbine, instrumentation for the balance of the power plant and control room).

8.	Internal roads: will be constructed within the complex for vehicle/truck transport/passage within the complex.

9.	Green Belt: will be developed for aesthetic purposes and municipal environmental conformities.

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

Strategies of the Company

BioCrude’s strategy is designed to create a “PROFITABLE” revenue stream through the direct acquisition of Concession Agreements from different Governments, for the implementation of BioCrude’s integrated MSW-Energy Complexes, or through the establishment of unique and strategic alliances via licensing arrangements and/or joint ventures within the industry milieu.

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

The Company's long-term strategy is to create economically beneficial uses for waste streams through resource transformation solutions. Since the value of marketable by-products (commodities; renewable energy, fertilizer, primary feedstock for building materials, etc.…), after processing costs, is a significant and absolute amount, in juxtaposition to disposal options (ZERO), such as landfilling or incineration, the Company believes this strategy is effective long-term. The Company believes that as carbon taxes or cap and trade systems are implemented and the demand for commodities rises, economics will further favor this strategy. The Company is also focusing on lowering the cost of resource transformation solutions by reducing its recycling processing operating costs, examining ways to mitigate commodity price fluctuations (forward contracts for marketable by-products), and developing new processing technologies. These steps will help to build an effective business model at lower commodity pricing levels.

The Company is focused on four main areas to improve the performance of base operations and hence, increase cash flow generation. They are Pricing initiatives, Cost controls and operating efficiencies, Integrated Waste to Energy development initiatives with long term Concession Agreements and, Asset Management

BioCrude has developed a number of Lobbying (Sales/Solicitation) programs and the standardization of same. We believe that the pricing logic used in our fee structures, with implied “Put or Pay” and “Take or Pay” provisions for the supply of feedstock and resale of outputs (renewable energy), respectively, is not only reasonable, but competitive. We expect to continue to add valued ameliorations to our structured fee-based pricing of products and services. The goal of our pricing program is to generate price increases in excess of CPI, whilst being competitive in nature. BioCrude will derive revenues from a combination of commodity sales (Marketable by-products – fertilizer and energy resale), carbon credits (CER’s under the auspices of a “Clean Development Mechanism” (CDM project)) and tipping (gate) and material processing fees. Fluctuations in commodity pricing are managed by a number of risk mitigation strategies including: financial hedging instruments (transfer of foreign exchange risk), floor prices, forward sales contracts, and index purchases. The goal is to optimize and stabilize the revenue stream, while still being competitive, net of cost of operations, and generate consistent positive cash flows.

The Company continues to search for the best continuous improvement practices and programs as solutions to then implement as part of its corporate governance. The goals of these practices and programs are to enhance customer service, increase safety for employees, and to reduce operating and administrative costs. The Company has implemented continuous improvement strategies, and as such, as of date, the Company has introduced select operating efficiency initiatives in safety, productivity, maintenance, customer service, environmental compliance, and procurement

Prior Activities of BioCrude Canada

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

In December, 2007, Jaipuria Advanced Technologies, Inc. (http://www.jaipuria-group.com and http://www. smvjaipuria.com/waste.php) of India, and BioCrude Canada, announced their formation of a new division dedicated to Waste Reformation and Energy Procurement for the purpose of pursuing contracts in India. In many areas of the country, waste management and energy shortages are a serious problem. With Jaipuria’s construction and large project experience, and with the use of the intellectual property supplied by BioCrude in terms of waste management and production of renewable energy, we have, in January 2008, submitted a bid, in response to a tender for a Waste to Energy plant (2,000 TPD) in Okhla and Tymarpur, India (we were not the selected candidate) and Indore, India (Collection and Treatment of municipal waste; 600 TPD; we were not the selected candidate).

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

BioCrude’s revenue model is based on revenue generation from the following: i) the operation of MSW to Energy complexes (tipping fees, resale of renewable energy, resale of other marketable by-products (compost, recyclables) and potential carbon credits, ii) Joint Venture license fees, whereby the prospective Joint Venture partner will buy a license from BioCrude (payment to be effected immediately after signature) for their participation in the consortium and will infuse its prorated share of equity capital for the potential MSW to Energy complex, and iii) EPC (“Engineering, Procurement & Construction) management fees (general contracting fees, approximately 20% of the capital cost of the project).

In order to realize an integrated MSW to Energy complex, as defined in the “Business Model”, all Concession Agreements (guarantee of MSW supply, Land and Supply of Treated Effluent) as well as a Power Purchase Agreement must be contracted concurrently, for they are “ALL” necessary constituent elements for the development of an integrated MSW to Energy complex.

In order to acquire the concessions for Biocrude waste management (MSW to Energy), major lobbying must be done in all levels of government and ministries (e.g., Biocrude’s waste management project is an environmental project thus requiring the intervention of the Ministry of Environment, renewable energy is procured, hence requiring the intervention of the Ministry of Energy/Power and Power Corporation (usually crown corporation), the municipalities usually are responsible for the granting of the MSW, Land and Supply of Treated Effluent Concessions and the Ministry of Finance is responsible for the signing of the Sovereign Guarantees, and in some instance, countries might have other intervening governmental agencies).

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

BioCrude, subject to its contractual engagement with the Government of the Autonomous Island of Grande Comore for the implementation of a 700 TPD MSW to Energy complex in Moroni, Grande Comore, through the financing provisions of the MSW to Energy project, will earn the EPC management/general contracting fee of approximately twenty percent (20%) of the capital cost of the MSW to Energy project (prorated over the duration of the construction period), i.e., commencing within 6 to 8 months from these presences.

Nota Bene: For the Union of the Comoros, the Company is still awaiting documents from the Federal Governmental Authorities stating that the Federal Government is the new Intervening Party to the Concession(s) agreements previously signed with the Governorate (province; autonomous region) of Moroni, after the outcome of the Federal Referendum, whereby through same, contracting and economic powers are transferred from the Governorate (Province) level to that of Federal level. The Referendum outcome favored the Federal Government over that of the Governorate (Autonomous) Region of Moroni, i.e., authorizing documents are still pending.

BioCrude, as well, is looking at approximately 24 to 26 months (development time frame for the realization of MSW to Energy complex) before it can start generating absolute, guaranteed revenues from the operation of the MSW to Energy complex(es) (tipping fees/fees from the resale of marketable by-products (compost, ash, primary feedstock for building materials (inerts), recyclables, etc…), resale of renewable energy and carbon emission reduction credits [CERs]), servicing the waste management needs of the Governments of the Republic of Côte d’Ivoire, as per the provisions and stipulations of the contractual engagements with the government (with implied sovereign guarantees), for a minimum guaranteed term of 30 years (and an option for an additional 30 years).

BioCrude is evaluating additional options for funding (capital markets, financial institutions, contracting companies, pension funds, etc.…amongst other financially engineered hybrid scenarios thereof) and has already opened up dialogue regarding same. BioCrude has received a term sheet for the funding of the MSW to Energy project for the Union of the Comoros, ergo, BioCrude will shortly be able to commence works for ground breaking and start receiving its EPC management fee as its first projected revenue stream on a prorate schedule subject to a disbursement schedule in accordance to the terms and stipulations of the expected offer of funding.

Hereunder is a schedule of events (agenda) for the realization (full execution) of the MSW to Energy project in Abidjan (Anyama Community), Côte d’Ivoire (inclusive: contract realization process), in order for BioCrude to start realizing revenues as an ongoing concern, not taking into account any prospective joint ventures in the works.

Different facets and schedule of events for the pursuit and realization of MSW to Energy projects (excluding lobbying activities)

Contract Conclusion, Engineering, Procurement & Construction

A.  The following Accords, necessary for the realization of the MSW-Energy Complex in Abidjan (Anyama Community), Republic of Côte d’Ivoire, were signed “Subsequent” to the fiscal year ended December 31, 2020, as will be filed in this present Company Form 10-K (Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act)

1. 2.

Deed of Assignment Agreement (“Protocol of Engagement”) by and between the Government of the Republic of Côte d’Ivoire and BioCrude Technologies USA, Inc. Contract was signed February 5, 2021

Signing of the Concessions Agreement for the Municipal Solid Waste, Land Lease Agreement and Agreement for the supply of treated Municipal Water on February 5, 2021.

3.	Signing of the Power Purchase Agreement (PPA) with the “Compagnie Ivoirienne d’Électricité (CIE) du Côte d’Ivoire” [ Power Corporation of the Republic of Côte d’Ivoire] on February 5, 2021.

4.	Opening of a new Special Purpose Vehicle (SPV) [in Hong Kong] and execution of all-party obligations contained in the Deed of Assignment. This was started on December 30, 2020 and, is ongoing.??? USE COMOROS SPV.

5.	Site selection (site Identification and legal designation (Cadastral, Lot, etc. ...)) for the MSW-Energy Complex, preparation of legal documents to annex same to the Land Lease Agreement and Assignment of selected parcel of land to BioCrude, as per the stipulations of the Land Concession agreement, completed on January 18, 2021.

6.	Granting of a Bank Guarantee to BioCrude from the governmental administration of the Republic of Côte d’Ivoire, as per the stipulations of the Concession and Power Purchase Agreements: February 12, 2020.

(Fully executed; timeline: it took approximately 8 months)

B. Organizational Matrix: Construction, Management, Operations and Maintenance of Project

1.	Flowchart of management staff

2.	Organization of the Waste Management (Collection, Transportation, Sorting and Treatment)

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

C. Project implementation plan for the Integrated Municipal Solid Waste to Energy Complex

1.	Opening of the office in Abidjan (Anyama Community), Republic of Côte d’Ivoire: expected completion date September 2021

2.	Recruitment and training of human resources in Abidjan (Anyama Community), Republic of Côte d’Ivoire (for engineering, management, operation and maintenance): expected completion date September 2021 (preliminary core)

3.	Recruitment of human resources in Canada (for key management positions): expected completion date September 2021

4.	Preliminary Engineering: completed in preliminary proposal (generic)

5.	Analysis of Municipal Solid Waste: expected completion date September 2021

6.	Study of the site and soil studies: expected completion date October 2021

7.	Detailed Engineering plans: expected completion date October 2021

8.	Detailed plan of the development strategy of the complex: expected completion date October 2021

9.	Hiring of project manager(s) and subcontractors (either through reference or through tender): expected completion date September 2021

10.	Recruitment of Material and Equipment specialist suppliers, via reputation in the market place or tender: expected completion date October 2021

(Timeline: 6 to 8 months from time = present)

D. Human Resource List for Project Implementation

1.	Project management

2.	Civil Engineers

3.	Structural Engineers

4.	Electrical Engineers
5.	Mechanical Engineers

6.	Environmental Engineers

7.	Geological Engineers
8.	Designers
9.	Architects
10.	Planners

11.	Buyers

12.	Supply Agents

13.	Cost Controllers

14.	Training Coach

(Timeline: 2 to 4 months from time = present)

E. Development and implementation of the EPC project guide (Engineering, Procurement and Construction)

1.	Program Implementation Plan (Project Execution Plan "PEP") Completed

2.	Preparation of studies and preliminary engineering plans Completed

3.	Preparation of studies and detailed engineering design 3 months following task D

4.	Planning and timetable for the project (Gantt Chart) 3 months following task D

5.	Obtaining permits and governmental approvals and clearances for the construction and operation of the complex 2 months following submission of detailed engineering plans to the related Governmental Agencies of the Republic of Côte d’Ivoire (timeline provision in agreements and signed off by the Governmental Authorities of the Republic of Côte d’Ivoire)

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

11.	Carbon capture and storage Concurrently with task C and its timeline

12.	The carbon credit analysis Concurrently with task C and its timeline

13.	Energy efficiency Concurrently with task C and its timeline

14.	The analysis of the applicable regulations Concurrently with task C and its timeline

15.	The economic and financial analysis (Business Plan) for the preparation of the application for funding Completed; we have already opened up dialogue with an EPC firm for not only engaging same for the EPC works, but also financing same under the proviso of BioCrude subrogating its right to the Sovereign Guarantees; waiting for proforma proposal from EPC firm

16.	The selection for the companies to carry out the civil works, and procure materials and equipment required for the development of the project (initiate works) Completed; we have already opened up dialogue with an EPC firm for not only engaging same for the EPC works, but also financing same under the proviso of BioCrude subrogating its right to the Sovereign Guarantees; awaiting for proforma proposal from EPC firm

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

Material Agreements

We have filed (with SEC as part of the Company’s S-1(/A) registration statement(s)) our Material Agreements (the Deed of Assignment pursuant to a Public-Private Partnership (PPP), the Power Purchase Agreement (PPA), and MSW, Land and Supply of Treated Effluent Concession Agreements), with SEC as part of the Company’s S-1(/A) registration statement(s), respectively by and between the Governmental Authorities of the Grande Comore and BioCrude.

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

*A Revolving Letter of Credit (RLC), replenished quarterly (for the duration of the term of the contractual engagements) will be issued by the Governmental Authorities of the Autonomous Island of the Grande Comore (a temporary Treasury bond has been issued to BioCrude on December 10, 2016, which will be replaced by the RLC), as per the provisions and stipulations of the contractual engagements (submitted to the SEC), as a default payment mechanism guarantee, in the event of nonpayment of the tipping fees or for the purchase of the renewable energy, which can immediately, after default, be drawn upon, to remedy default. The face value of the RLC is to cover the tipping fees and resale of electricity payments for a whole year, multiplied by a factor of 1.5.

* On July 27, 2017, the Governmental Authorities of the Autonomous Island of the Grande Comore have issued to BioCrude a “Treasury Bond”, with supporting literature (indenture, resolutions, etc.…; as filed with SEC as part of the Company’s S-1(/A) registration statement(s), as well as other in other Form filings) baring a face value of twenty million United States Dollars (20,000,000 USD), in lieu of a “Revolving Letter of Credit (RLC)”, replenished quarterly (for the duration of the term of the contractual engagements), as per the provisions and stipulations of the contractual engagements (Concessions and Power Purchase Agreements). This Treasury Bond serves as a default payment mechanism guarantee, in the event of nonpayment of the Governmental Authorities of the Autonomous Island of the Grande Comore’s financial contractual obligations (tipping fees and/or fees due for the purchase of the renewable energy), which same can immediately, after default, be executed upon by BioCrude, to remedy default.

Nota Bene: The parties (the Governmental Authorities of the Grande Comore and BioCrude), following discussions, agreed to enforce amendments discussed and reflect same within the agreements and agreed to sign these new agreements, as amended, on December 9, 2016, replacing all of the agreements signed on the 11th of January 2016. The principal points of amendment were to incorporate the identified land concession which was assigned to BioCrude, by governmental decree, on November 12, 2016 and to reflect the new governmental administration that was elected into office as the representatives for the Governmental divisions of the Grande Comore that engaged with BioCrude.

For the Union of the Comoros, the Company is still awaiting documents from the Federal Governmental Authorities stating that the Federal Government is the new Intervening Party to the Concession(s) agreements previously signed with the Governorate (province; autonomous region) of Moroni, after the outcome of the Federal Referendum, whereby through same, contracting and economic powers are transferred from the Governorate (Province) level to that of Federal level. The Referendum outcome favored the Federal Government over that of the Governorate (Autonomous) Region of Moroni, i.e., authorizing documents are still pending.

We have also filed (with SEC as part of the Company’s Form 8-K statement(s)) our Material Agreements (the Deed of Assignment pursuant to a Public-Private Partnership (PPP), the Power Purchase Agreement (PPA), and MSW, Land and Supply of Treated Effluent Concession Agreements), with SEC as part of the Company’s S-1(/A) registration statement(s), respectively by and between the Governmental Authorities of the Republic of Côte d’Ivoire and BioCrude, i.e., we have everything we need to commence execution works. They are summarized as follows:

February 2021 – Concluded Engagements: signed Joint Venture Agreement pursuant to a Public-Private Partnership (PPP), Deed of Assignment pursuant to a Public-Private Partnership (PPP), MSW, Land and Supply of Treated Effluent Concession Agreements and a Power Purchase Agreement (PPA), by and between the Government of the Republic of Côte d’Ivoire and BioCrude Technologies USA, Inc., for the implementation of the first Waste to Energy complex in the municipality of Abidjan (Anyama Community), which are as follows:

☐

Deed of Assignment pursuant to a Public-Private Partnership (PPP): exclusively assigning the rights of waste management treatment to BioCrude via the inter-related specific concession vehicles, all defining protocol and mode of engagement as well as rights, interests and obligations of each engaging entity for the term of engagement (30 years) with an option of renewal for an additional term (30 years). Contract was signed February 5, 2020.

☐	MSW Concession* for the guaranteed delivery of MSW to the Complex with an implied base, with annual escalations, for the purchase of all derived marketable by-products of the treated MSW (“Put or Pay” for the minimum MSW guarantee of 2,000 TPD) with an option of renewal for an additional term (30 years) and Sovereign Guarantees from the Minister of Finance endorsing same. Contract was signed February 5, 2020.
☐

Land Lease Concession for the delivery of the required amount of land for project term (30 years), at an annual symbolic lease rate of $1/amount of land delivered/annum, with an option of renewal for an additional term (30 years). Contract was signed February 5, 2020.

☐

Supply of Treated Effluent Concession whereby the governmental authorities will supply the necessary treated water in order to fulfill the operational requirements of the MSW to Energy complex at a negligible symbolic annual rate for the term of the project with an option of renewal for an additional term (30 years). Contract was signed February 5, 2020.

☐

Power Purchase Agreement (PPA)* [resale of procured electricity to the Power Corporation of the country in question], whereby the Power Corporation of a certain country will buy back the electricity produced by the MSW to Energy Complex at a base rate per kW-hr (“Take or Pay” for all of the renewable energy procured less the self-consumption needs of the MSW-Energy complex), with annual escalations for the term (30 years) of the project with an option of renewal for an additional term (30 years) and Sovereign Guarantees from the Minister of Finance endorsing same. Contract was signed February 5, 2020.

Nota Bene: The following contractual attributes are intrinsic to the aforesaid contractual (Concessions) agreements:

➢	Contracts are backed by Government Sovereign Guarantees

➢	De Facto Exclusivity of waste management for country, by Governmental Decree

➢	Law and Jurisdiction of Dispute Arbitration (Canada)

➢	Law of Contract execution immunized against change of law with Grandfather clause

➢	Government issuance of (USD 55 Million) Bank Guarantee; covers any interim financial defaults – replenished quarterly

➢	Government payments are in US dollars (foreign exchange rate risk eliminated)

➢	Zero Income Taxes, VAT’s and no levies & duties of imported materials, equipment, rolling stock, etc.… for duration of contract (30 years)

➢	Assignment of contracts/change of control clauses benefiting BioCrude (to its discretion)

➢	Land Lease Concession: Symbolic $1 US per 25 hectares per year, for 30 years (term), and for additional 30-year renewal term (no escalations / changes)

➢	Supply of Effluent Concession: Symbolic $1 US per 14,000 kL of Effluent (water) per day, for 30 years (term), and for additional 30-year renewal term (no escalations / changes)

➢	Supply of primary feedstock (waste): 2,000 tons per day not only at zero cost, but at either a “gate fee” [government pays BioCrude this tipping fee or buys back all marketable derived by-products from the treatment of waste process at a fee, which incorporates the gate fee; guaranteed minimum]

➢	Government buys back all procured renewable energy (net of self-consumption of complex) via a Power Purchase Agreement for the duration of the 30-year term and renewal option thereof

➢	BioCrude is beneficiary of all Certified Emissions Reduction Credits (CERs) due to the MSW to Energy project

➢	BioCrude’s management and its Joint-Venture Partner, China Machinery Industry Construction Group Inc. (SINOCONST), have BONIFIDE credentials to execute the Engineering, Procurement, and Construction (“EPC”) of the MSW to Energy project, as well as the management of the operations to same*

* On April 4th, 2017, China Machinery Industry Construction Group Inc.’s (SINOCONST) and BioCrude Technologies, Inc. have signed a strategic Partnership (JV) Agreement which embodies the understood exclusive engagement by and between the participants of the JV Consortium (SINOCONST and BioCrude) for any present and future Waste to Energy Project(s) acquired by any party worldwide. SINOCONST will be responsible for the EPC works (for the development of the Project(s) [Design and Build]) as well as securing the financing for the Project(s), while BioCrude will be the operator (Operation and management).

China Machinery Industry Construction Group Inc.（SINOCONST), is one of the earliest large state-owned construction enterprises in China, having Class A general construction contracting certification and Class A design certification approved by the Ministry of Housing and Urban-Rural Development, and having AAA credit standing and foreign trade license granted by the Ministry of Commerce. SINOCONST has passed the certification of ISO9001 Quality Management System, ISO14001 Environmental Management System and GB/T 28001 Occupational Health and Safety Management System. Presently, SINOCONST has 15 wholly owned subsidiaries, 4 Business Division divisions, 19 branch companies, 8 joint-stock companies and 1National Exemplary Technician Institute. It boasts more than 10,000 employees, including 3,000 various engineers.

During the past 60 years since its establishment, SINOCONST has successively undertaken hundreds of large and medium key projects involving different sectors, such as machinery, automobile, building materials, metallurgy, electric power, chemical, petroleum, electronics, light industry, broadcasting & TV, environmental protection, municipal, public and civil buildings etc., with projects performed throughout the country. SINOCONST has made great contribution to China's industrial development and modernization.

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

On April 4, 2017, SINOCONST and BioCrude have commissioned the services of B & W INT’L SECRETARY LIMITED (Honk Kong, China) [law firm] to establish an SPV/SPE, “BioCrude Technologies, (Hong Kong) Limited” [JV Corporation], as the development vehicle for the MSW to Energy project for the Autonomous Island of the Grande Comore, Union of the Comoros (BioCrude Technologies, (Hong Kong) Limited; filed as an exhibit with the SEC). The “SPV/SPE” possesses the following characteristics:

1.	Memorandum and Articles of Association: “The Companies Ordinance (Cap. 622) [Hong Kong, China]” for “Private Company Limited by Shares” is utilized as the base Memorandum and Articles of Association and enhanced / modified as per the terms, conditions and stipulations of the JV Agreement by and between SINOCONST and BioCrude (“Memorandum and Articles of Association”; filed as an exhibit with the SEC).

2.	Organization and Capital Structure: as per the stipulations of the Memorandum and Articles of Association, and modified to reflect the following, as well:

BioCrude will account for seventy percent (70.0%) of the total issued and outstanding shares of Common Stock at an issue price of 1 HKD per share for an aggregate issue price of 700 HKD, and at Closing Date;

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

On April 4th, 2017, SINOCONST’s General Manager of the Group Business Development Department, Mr. Zhou Tao, and BioCrude Technologies (Comoros), LTD. [Hong Kong SPV established by SINOCONST and BioCrude, as a JV Partnership], Chairman and CEO, Mr. John Moukas, have signed a Construction (EPC) Contract Agreement which  embodies SPV’s engagement of SINONST to Design, Construct, and Finance BioCrude’s Municipal Solid Waste (MSW) to Energy Complex in the municipality of Moroni, Autonomous Island of the Grande Comore, Union of the Comoros, to treat MSW and procure renewable energy and other marketable by-products (organic fertilizer, ash, primary feedstock for building materials, etc.…) within the conforms of BioCrude’s acquired Concession and Power Purchase Agreements, as well as BioCrude’s Deed of Assignment pursuant to a Public-Private Partnership with the Governmental Authorities of the Autonomous Island of Grande Comore, Union of the Comoros.

On July 27, 2017, the Governmental Authorities of the Autonomous Island of the Grande Comore have issued to BioCrude a “Treasury Bond”, with supporting literature (indenture, resolutions, etc.…; “Treasury Bond” and supporting literature filed as an exhibit with the SEC) baring a face value of twenty million United States Dollars (20,000,000 USD), in lieu of a “Revolving Letter of Credit (RLC)”, replenished quarterly (for the duration of the term of the contractual engagements), as per the provisions and stipulations of the contractual engagements (Concessions and Power Purchase Agreements). This Treasury Bond serves as a default payment mechanism guarantee, in the event of nonpayment of the Governmental Authorities of the Autonomous Island of the Grande Comore’s financial contractual obligations (tipping fees and/or fees due for the purchase of the renewable energy), which same can immediately, after default, be executed upon by BioCrude, to remedy default.

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

On January 23, 2018, BioCrude, in joint with SINOCONST (“JV Consortium”), had a work session (in Beijing, China) with CIECC. CIECC had requested that all of BioCrude’s literature be translated into mandarin (translation was concluded by March 30, 2018); the status of the final report of the feasibility study for the project, as of these presences, is on hold due (awaiting feedback from the federal government of Union of the Comoros).

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

On February 31, 2020, the Governmental Authorities of the Republic of Côte d’Ivoire have bestowed to BioCrude an approval of its proposed integrated waste management solution for the Municipality of Abidjan (Anyama Community), Republic of Côte d'Ivoire through the awarding of the necessary Concession Agreements (delivery of Municipal Solid Waste (MSW), Land and Supply of Treated Effluent) for 30 years (with a renewal option of 30 years) with Sovereign Guarantees backing all of their obligations to same, for the implementation (design, build, finance and operate) of a 2,000 tons per day (TPD) Municipal Solid Waste to Energy Complex, in the municipality of Abidjan (Anyama Community), Republic of Côte d'Ivoire. Furthermore, a Power Purchase Agreement has been signed with the “Compagnie Ivoirienne d’Électricité (CIE) du Côte d’Ivoire”, power corporation of the Republic of Côte d’Ivoire, whereby same will buy back all procured renewable energy from the MSW to Energy complex for the term of the Concessions (and renewal option).

* On January 18, 2020, the Governmental Authorities of the Republic of Côte d’Ivoire have issued, by Governmental Decree, to BioCrude, an “Assignment of Land (Côte d’Ivoire)”, with supporting literature (indenture, resolutions, etc.…; refer to Exhibit 10.5 for “Assignment of Land for Côte d’Ivoire Project” and supporting literature).

* On February 12, 2020, the Governmental Authorities of the Republic of Côte d’Ivoire have issued to BioCrude a “Bank Guarantee”, with supporting literature (indenture, resolutions, etc.…; refer to Exhibit 10.4 for “Bank Guarantee”) baring a face value of Fifty Five Million United States Dollars (55,000,000 USD), in lieu of a “Revolving Letter of Credit (RLC)”, replenished semi-annually (for the duration of the term of the contractual engagements), as per the provisions and stipulations of the contractual engagements (Concessions and Power Purchase Agreements). This Bank Guarantee serves as a default payment mechanism guarantee, in the event of nonpayment of the Governmental Authorities of the Republic of Côte d’Ivoire’s financial contractual obligations (purchase of marketable by-products and/or fees due for the purchase of the renewable energy), which same can immediately, after default, be executed upon by BioCrude, to remedy default.

Hereunder is insight to the Company’s realizations (contractual engagements) and financial metrics related to same (also used as a basis for management’s determination of the Offering price for the Company’s stock):

Summary of the Accords that have been secured for the realization of the MSW-Energy Complex in Abidjan (Anyama Community), Republic of Côte d’Ivoire:

1.	Deed of Assignment Agreement pursuant to a Public – Private Partnership (PPP) [“Protocol of Engagement”] by and between the Government of the Republic of Côte d’Ivoire and BioCrude Technologies USA, Inc., whereby the Governmental Authorities of the Republic of Côte d’Ivoire engaged, by “Governmental Decree” to grant total “De Facto Exclusivity” for Waste Management Services in the Republic of Côte d’Ivoire, under penalty of default.

Nota Bene: It is worthwhile mentioning that, the Republic of Côte d'Ivoire has an estimated population of 26.4 million (2020 census). The projected average garbage generation for the Republic of Côte d’Ivoire is approximately 0.9 kg per capita per day, yielding a total quantum of 16,000 tons/day (minimum) of solid waste with a collection efficiency of 65%. With that said, it is projected that the Republic of Côte d’Ivoire can host approximately 6 to 8 MSW to Energy complexes (with some complexes varying in treatment capacities, and with some others being treated as centralized plants to handle waste in neighboring communities having a combined quantum of approximately 2,000 tons per day (smaller population communities).

2.	ALL of the Concessions (MSW, Land, Supply of Treated Effluent and Power Purchase Agreements) are backed by Governmental Sovereign Guarantees, signed off by the office of the Ministère de l’Économie et des Finances de la République de Côte d’Ivoire, whereby, same guarantees are issued by the Governmental Authorities of the Republic of Côte d’Ivoire to respect “Any and All” of the Government’s obligations (including financial default; fees from the sale of marketable derived by-products and purchase of energy fees), as well as any monetized prejudices incurred due to Government of the Republic of Côte d’Ivoire’s fault(s) (including Termination of Agreements, whereby the Government of the Republic of Côte d’Ivoire will be subjected to penalty fees as per the stipulations in the Concessions and Power Purchase Agreements) inherent within the realms of ALL of the Concessions and Power Purchase Agreements, for the duration of the term (30 years) of ALL of the Concessions Agreements, and renewal terms thereof (an additional 30 years). In the event of financial default, or any default that has bestowed a prejudice to BioCrude Technologies, Inc., on behalf of the Governmental Authorities of the Republic of Côte d’Ivoire, the Ministère de l’Économie et des Finances de la République de Côte d’Ivoire will immediately remedy (pay) same from the Treasury of the Government of the Republic of Côte d’Ivoire, without protest or contestation. This Guarantee Mechanism is in place for the duration of the term (and renewal term(s) thereof) of ALL the “Concessions and PPP Agreements”, and until all financial obligations for same have been fulfilled, in their entirety.

3.	Site selection (site Identification and legal designation (Cadastral, Lot, etc. ...)) for the MSW-Energy Complex has been done and Assignment of same has been executed by “Governmental Decree” and, annexed to the Land Lease Agreement, as per stipulations of the Concessions Agreements).

4.	BioCrude Technologies, Inc. has been granted the right, by the Governmental Authorities of the Republic of Côte d’Ivoire, to Assign (“Assignment/Change of Control” provisions) ALL of the Concessions Agreements, and the PPP Agreements, with all attached rights and interests, (as well as the right of subrogation of all rights and interests of same to any financial institution for the purposes of funding the project) to any third party, without the direct intervention of the Concessioner as per the terms, conditions and stipulations of same. The Concessionaire has assigned (or will assign) ALL of the Concessions Agreements, and the PPP Agreements to its affiliate “BioCrude Technologies, (Hong Kong) Limited”, with the Governmental Authorities of the Republic of Côte d’Ivoire’s benediction (endorsed by the Honorable Minister of the Ministère de l’Économie et des Finances de la République de Côte d’Ivoire).

5.	Management used the Capitalized value (capitalized annuities (resale of renewable energy; 13.4 MW-hr, resale of marketable by-products (minimum output (2,000 tons/day)), and the resale of the CERs (Carbon Emissions Reduction Credits); all adjusted for operational activities (NOI), of the signed contracts of one complex, at approximately 50% (not incorporating the “DE FACTO EXCLUSIVITY” for the whole country (projected 6 to 8 complexes), ALL BACKED BY “GOVERNMENTAL SOVEREIGN GUARANTEES” PAYABLE THROUGH THE “FEDERAL TREASURY OF THE REPUBLIC OF CÔTE D’IVOIRE.

Employees

As of December 31, 2020, we have one officer (Mr. John Moukas) who is also a director of the company, and two non-employee directors, (Mr. Boris Baran and Mr. Edmond-Dario Monzon). We have no agreements with any of our management for any services, but we do use independent professional contractors to execute works on a need-to-need basis.

The majority of business activities have been conducted by Mr. John Moukas and certain independent contractors on a need-to-need basis (diligent with available resources). As of present, there are no foreign divisions, but BioCrude did open a few corporations abroad to commence lobbying works (e.g. Romania (dormant), Union of the Comoros (new; to establish activity short with)). The Company anticipates that additional employees will be added as needed.

Contractors / Subcontractors

At present, BioCrude utilizes the services of independent contractors / subcontractors on an as needed basis, as opposed to sustaining certain human resources with its limited resources as full-time employees. Independent contractors / subcontractors have been used for consulting purposes in the milieus of legal, financial, technical, copywriting and translations as well as for lobbying services. BioCrude is not currently utilizing any subcontractors nor have any been used on a regular basis in the past.

It is worthwhile noting that in certain circumstances, some independent contractors / subcontractors are remunerated with stock compensation, if an understanding with the independent contractors / subcontractors is established for same.

Lobbyists, as part of the Company’s governance, are only engaged under the remuneration principle of a success fee basis (lobbying activities for obtaining concession agreements with governments), with certain exceptions of financial compensation, whereby BioCrude (under careful consideration of circumstances and utility) will cover some of the travel expenses of same.

Description of Property

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

Holders of Common Stock

As of December 31, 2020, we had 312 stockholders of record of the 50,621,336 shares outstanding.

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

RESULTS OF OPERATIONS

Revenue

We did not generate revenue during the year ended December 31, 2020 or 2019.

Costs and Expenses

During the year ended December 31, 2020 there were $283,752 of operating expenses consisting of general and administrative expenses. Operating expenses for the prior year ended December 31, 2019 was $274,261, consisting of general and administrative.

Liquidity and Capital Resources

As of December 31, 2020, the Company had $109,971 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the year ended December 31, 2020 and December 31, 2019. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the year ended December 31, 2020	For the year ended December 31, 2019
Net cash used in operating activities	$(279,584)	$(90,177)
Net cash used in investing activities	—	—
Net cash provided by financing activities	389,250	76,596
Effect of exchange rate changes on cash	—	57
Net increase (decrease) in Cash	109,666	(13,524)
Cash, beginning of year	305	13,829
Cash, end of year	$109,971	$305

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

Operating activities

Net cash used in operating activities was $279,584 for the year ended December 31, 2020 and $90,177 for December 31, 2019.

Investing activities

Net cash used in investing activities was $ Nil and $ Nil for the year ended December 31, 2020 and the year ended December 31, 2019, respectively.

Financing activities

Net cash provided by financing activities was $389,250 and $76,596 for the year ended December 31, 2020 and the year ended December 31, 2019, respectively.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BioCrude Technologies USA, Inc. (the "Company") as of December 31, 2020 and 2019, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

February 14, 2021

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$109,971	$305
Property, plant and equipment	19,697	23,752
TOTAL ASSETS	$129,668	$24,057

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$21,400	$28,238
Accounts payable and accrued liabilities - related parties (Note 6)	104,727	200,436
Convertible notes (Note 3)	-	-
Loans payable (Note 4)	152,169	155,503
TOTAL LIABILITIES	$278,296	$384,177

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 50,621,336 and outstanding (December 31, 2019 - 50,483,836)	$50,622	$50,484
Additional paid in capital	8,167,646	7,617,783
Subscription receivable	(50,000)
Accumulated other comprehensive income	28,654	28,671
Deficit	(8,343,939)	(8,055,454)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTALBLE TO EQUITY SHAREHOLDERS’ OF THE COMPANY	(147,017)	(358,516)
NON-CONTROLLING INTEREST	$(1,611)	$(1,604)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$129,668	$24,057

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(EXPRESSED IN US DOLLARS)

	Years Ended December 31,
	2020	2019
OPERATING EXPENSES
General and administrative expenses	$283,735	$274,261
LOSS FROM OPERATIONS	(283,735)	(274,261)
Accretion and Interest expense	(4,750)	(15,366)
Income tax expense (Note 5)	—	—
NET LOSS	$(288,485)	$(289,627)
OTHER COMPREHENSIVE LOSS
Translation to reporting currency	(24)	57
TOTAL COMPREHENSIVE LOSS	$(288,509)	$(289,570)

NET LOSS ATTRIBUTALBE TO
Equity shareholders of the Company	$(288,485)	$(289,100)
Non-controlling interest	-	(527)
NET LOSS	$(288,485)	$(289,627)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(288,502)	$(289,060)
Non-controlling interest	(7)	(510)
TOTAL COMPREHENSIVE LOSS	$(288,509)	$(289,570)

Loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average number of shares outstanding – basic and diluted	50,516,852	50,450,503

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

	Number of shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non- controlling interest	Total
Balance at December 31, 2018	50,430,342	$50,540	$7,472,119	$28,631	$(7,766,354)	$(426,751)	$(1,094)	$(216,268)
Stock issued for services	1,500	2	5,998	—	—	6,000	—	6,000
Stock issued for convertible debts	40,000	40	59,960	—	—	60,000	—	60,000
Stock issued for cash	11,596	12	46,372	—	—	46,384	—	46,384
Beneficial conversion feature	—	—	33,334	—	—	33,334	—	33,334
Foreign currency translation loss	—	—	—	40	40	—	17	57
Net loss	—	—	—	—	(289,100)	(289,100)	(527)	(289,627)
Balance at December 31, 2019	50,483,836	$50,484	$7,617,783	$28,671	$(8,055,454)	$(358,516)	$(1,604)	$(360,120)
Subscription receivable	—	—		—	—	(50,000)	—	(50,000)
Stock issued for services	30,000	30	119,970	—	—	120,000	—	120,000
Stock issued for convertible debts	—	—	—	—	—	—	—	-
Stock issued for cash	107,500	108	429,893	—	—	430,000	—	430,000
Beneficial conversion feature	—	—		—	—	—	—
Foreign currency translation gain	—	—	—	(17)	—	(17)	(7)	(24)
Net loss	—	—	—	—	(288,485)	(288,485)	—	(288,485)
Balance at December 31, 2020	50,621,336	$50,622	$8,167,646	$28,654	$(8,343,939)	$(147,017)	$(1,611)	$(148,628)

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(288,485)	$(289,627)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion and interest expenses	4,751	15,366
Amortization	4,055	3,393
Stock issued for services	120,000	36,000
Forgiveness accrued interest	—	(1,302)
Foreign exchange	(15,933)	3,708
Changes in operating assets and liabilities
Prepaid expenses	—	—
Accounts payable and accruals	(6,838)	23,848
Accounts payable and accrued liabilities - related party	(97,134)	118,437
Net cash used in operating activities	(279,584)	(90,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt		20,000
Proceeds from private placement	380,000	46,384
Proceeds of loans payable	9,250	10,212
Net cash provided by financing activities	389,250	76,596

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—
Net cash used in financing activities	—	—
Effect of exchange rate changes on cash		57

CHANGE IN CASH DURING THE YEAR	109,666	(13,524)

CASH BEGINNING	305	13,829

CASH ENDING	$109,971	$305

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

Noncash investing and financing activities:
Beneficial conversion feature discount related to the issuance of convertible debt	$—	$33,334
Conversion of convertible debt to common stock	$—	$60,000
Stock issued for services	$66,000	$36,000
Forgiveness accrued interest	$—	$1,302

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

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date, and has accumulated losses of $8,343,939 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties.  Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash balances and highly-liquid instruments with an original maturity of three months or less. As at December 31, 2020 and 2019, the Company does not have cash equivalents.

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

During the year ended December 31, 2020, the Company issued 30,000 shares of the Company’s common stock, with a fair value of $120,000, for services rendered.

During the year ended December 31, 2020, the Company issued 107,500 shares of the Company’s common stock for cash proceeds of $430,000.

NOTE 4 – CONVERTIBLE NOTES

During the year ended December 31, 2020, the Company did not issue any convertible notes.

NOTE 5 – LOANS PAYABLE

As at December 31, 2020, the Company has loans payable of $126,481 (December 31, 2019 – $134,566) in principal and accrued interest of $25,688 (December 31, 2019 - $20,937) outstanding. These loans bear an interest rate of 4%, are unsecured and have extended maturities until December 31, 2022. Included in the balance of loans payable as at December 31, 2020, $32,291 (December 31, 2018 - $47,888) was due to a director of the Company.

NOTE 6 - INCOME TAXES

The Company has established a valuation allowance against deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2020. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly and recorded as a tax benefit.

A reconciliation of income taxes at statutory rates is as follows:

	Years Ended December 31,
	2020	2019
LOSS BEFORE INCOME TAXES	$(288,485)	$(289,627)
Statutory tax rate	21%	21%
Expected recovery at statutory rate	(60,582)	(60,822)
Non-deductible expenses	—	2,100
Temporal differences	1,405	534
Change in valuation allowance	59,177	58,188
Income tax expense	$—	$—

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	Years Ended December 31,
	2020	2019
Non-capital losses	$(602,000)	$(543,000)
Valuation allowance	602,000	543,000
Net deferred tax asset	$—	$—

The Company has non-capital losses carried forward of approximately $2,865,000 which expire between 2029 and 2040.

NOTE 7 - RELATED PARTY TRANSACTIONS

As at December 31, 2020, the “CEO” of the Company and a director had advanced the Company a cumulative $104,727 (2019 - $200,436) net of repayments for the payment of the Company’s operating expenses. These amounts are unsecured, without interest and payable on demand and are included in accounts payable and accrued liabilities – related parties.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to December 31, 2020, the accounts receivable of $50,000 was cleared/received on January 6, 2021 (holiday season and pandemic [lock down] limited banking activity for clearance of funds before December 31, 2020).

Subsequent to December 31, 2020, the Company issued 25,000 shares of the Company’s common stock for cash proceeds of $100,000 (January 18, 2021).

Subsequent to December 31, 2020, the Company issued 6,550 shares of the Company’s common stock, with a fair value of $26,200, for services rendered (January 18, 2021).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our current registered independent public accountant is BF Borgers CPA PC (5400 W Cedar Ave, Lakewood, CO, USA 80226; Ph: 303-953-1454, Fax: 720-251-8836; Website: www.bfbcpa.us), as per the stipulations declared on the Form 8-K, dated March 14, 2019. During the fiscal year ended December 31, 2020, there were no disagreements whatsoever, with our registered independent public accountant (BF Borgers CPA PC) on any matter of accounting principles or practices, fiscal statement disclosures or auditing scope or procedure which, if not resolved by our registered independent public accountants, would have caused same to make reference to the subject matter of the disagreements in connection with its reports for such fiscal year(s); and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K except for the material weakness mentioned hereunder in Item 9A, Controls and Procedures (sub-section “Management’s Report on Internal Control Over Financial Reporting”).

The reports of BF Borgers CPA PC on our financial statements, as of the fiscal year ended December 31, 2020, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports for each such fiscal year included a paragraph (of unqualified opinions) stating that there was substantial doubt about our ability to continue as a going concern.

ITEM 9A. CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer, John Moukas, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this report. Based on that evaluation, they have concluded that, as of December 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2020 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers

Name	Age	Position
John Moukas	55	Director, President and CEO
Boris Baran	74	Director and Secretary
Edwin-Dario Monzon	43	Independent Director
Domenico Chiovitti	75	Officer and Advisor to the Board
Peter Rona	75	Advisor to the Board

Directors, Executive Officers, Advisors, Promoters and Control Persons

➢	John Moukas: B.Sc. Eng., Chairman / CEO; Specializing in early stage technology start-ups, finance and securities (private and public corporations).

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

Mr. Monzon is fluent in English, French and Spanish

➢	Domenico Chiovitti: B.Sc., CTO / VP R&D; Senior Chemist & Project Supervisor; Specialist in Quality Control of End Products, Research and Development of Products and Chemical processes, Laboratory Set Up, Management and Supervision.

Mr. Chiovitti is an experienced Senior Chemist, Gas Laboratory Supervisor, Project Manager, and Consultant with over 35 years of experience in the Research & Development sectors. This includes over 25 years of hands-on experience with Petro-Canada in research development, and quality control of products, and in the working directly/ indirectly with Scientific Solutions in the course of conducting multiple projects within the Bio Technology industry space while engaging a vast number of collaborators worldwide. In addition, Mr. Chiovitti has led large scale capital projects employing new technologies and requiring both construction/expansion of large-scale facilities within mission critical operational environments.

His exposure includes all standard corporate functions and efforts in the areas of:

- Multi-Cultural Team Supervision.

- Contract Management/Equipment Purchasing/Procurement and Product Development

- Risk Mitigation Strategies and Incorporation into Project Implementation Plans.

Corporately, Mr. Chiovitti is well served with the development of Strategic Plans through engagement of various stakeholders that include internal divisions, external partners, collaborators and investors. The strategies are normally employed as a communication tool as well as obtaining senior management/BOD approval.

➢	Peter Rona: MBA, Advisor to the Board; Major strengths include Team Building, Contract Negotiations, Executive Management, Financial Public Relations and Presentation, Public Interviews and creating focus around the order of Corporate Priorities.

Mr. Rona is a Seasoned Executive Manager (hosted multiple positions as CEO, President, General Manager and chaired many Boards) offering more than 38 years of Management and Leadership experience within the private and public media, entertainment and technology industry milieus. Particular strengths are in financial management, marketing, mergers and acquisitions, motivation and team management; highly regarded for profitable track record in the entertainment and technology community. Mr. Rona is a skilled leader in business strategy, sales, marketing, finance, technology and business development. Currently, CEO of CPNA (Contract partners North America) a distributor of contract furniture and accessories to the Hospitality Industry. Considered a solid professional that has managed sharply accelerating growth and significantly improved profitability while reducing costs and investing for growth.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

Summary Compensation Table

The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer and our other executive officers during the last five fiscal years.

(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary*	Bonus	Stock Awards		Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation earnings	All Other compensation	Total Compensation
John Moukas, Chief Executive Officer	2015	$31,400	0	0		0	0	0	0	$31,400
President & Director	2016	$26,398	0	0		0	0	0	0	$26,938
	2017	$35,167	0	0		0	0	0	0	$35,167
	2018	$37,189	0	0		0	0	0	0	$37,189
	2019	$40,037	0	0		0	0	0	0	$40,037
	2020*	$54,609	0	0		0	0	0	0	$54,609

Boris Baran	2015	$0	0	$746,121	**	0	0	0	0	$746,121
Sec. Treas. Dir.	2016	$0	0	0		0	0	0	0	$0
	2017	$0	0	0		0	0	0	0	$0
	2018	$0	0	0		0	0	0	0	$0
	2019	$0	0	0		0	0	0	0	$0
	2020*	$0	0	0		0	0	0	0	$0

Edwin-Dario Monzon	2017	$0	0	0		0	0	0	0	$0
	2018	$0	0	0		0	0	0	0	$0
	2019	$0	0	0		0	0	0	0	$0
	2020*	$0	0	0		0	0	0	0	$0

*As of December 31, 2020

**Stock Award(s): During the year ended December 31, 2015, the Company issued 1,000,000 shares of the Company’s common stock to Mr. Baran with an aggregate grant date fair value of $746,121, based on the fair value of the Company’s common stock of approximately $0.75 per share, in accordance with FASB Topic 718.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2020.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2020, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Transaction Type (Account Recorded)	Address	Number of Shares Beneficially Owned (*)	Percent of Class (**)
John Moukas (Chairman/CEO)	Historical: Creator, Incubator of Company – Acquired Stock	465 88th Avenue, Laval, Quebec, Canada H7W 3G1	37,996,575	74.99
Cerasela Tesleanu (Spouse to John Moukas)	Historical Gifted Stock from John Moukas’ holdings	465 88th Avenue, Laval, Quebec, Canada H7W 3G1	1,500,000	2.96
Mike Mavrigiannakis (Shareholder: Brother-in-law to John Moukas)	Convertible Loan & Gifted Stock (GS)	208 Maupassant DDO Quebec, Canada H9G 3A9	2,638,000	5.21
Vickie Moukas Mavrigiannakis (Shareholder: Sister to John Moukas & Married to Mike Mavrigiannakis)	Convertible Loan & Gifted Stock (GS)	208 Maupassant DDO Quebec, Canada H9G 3A9	2,638,000	5.21
Boris Baran (Secretary/Director)	Acquired Stock	1008-5350 MacDonald Ave., Montreal, Quebec Canada H3X 2V2	1,008,500	1.99

(*)	Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute “Beneficial Ownership” of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(**)	Percent of class is calculated on the basis of the number of shares outstanding on December 31, 2020: 50,621,336.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The review fees charged by BF Borgers CPA PC for three months ended (Q1: March 31, 2020), six months ended (Q2: June 30, 2020) and nine months ended (September 30, 2020) quarterly report reviews were $3,240 each, and audit fees charged by BF Borgers CPA PC related to this Form 10-K (2020) filing for reviewing and issuing a consent letter for same was $8,640.

(2) AUDIT-RELATED FEES

Darren Reinblatt CPA, Inc. charged the Company $3,917 for bookkeeping and administrative services for the year ended December 31, 2020.

Mao & Ying LLP, CPA, Inc. charged the Company $11,000 for accounting and financial statement preparations for the year ended December 31, 2020 (including fees for this Form 10-K (2020) filing).

(3) INCOME TAX FEES

The Income Tax fees charged by BF Borgers CPA PC for year ended December 31, 2020, as filed with the “IRS”, are $1,650 and the Income Tax fees charged by Darren Reinblatt CPA, Inc. for the year ended December 31, 2020, as filed with the “Canada Revenue Agency” and “Revenue Quebec” were $1,000.

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
/S/ John Moukas, President
Date: February 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ John Moukas	President, Director, Principal Executive Officer	February 12, 2021