Form 10-K/A
period 2020-12-31
BioCrude Technologies USA, Inc.
filed 2021-02-16
CIK 1690384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Explanatory Note

This amendment on Form 10K is being filed for the sole purpose of correcting a premature disclosure in the initial 10K in which same disclosed the Cote d’Ivoire engagement by and between the governmental authorities of Cote d’Ivoire and BioCrude Technologies USA, Inc., which, due to a delay with some of the signatories (Ministers), was unveiled prior to being fully executed.

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

One very important area that BioCrude Technologies USA, Inc. excels in is the reformation of MSW into renewable energy and marketable end-by-products, using its intrinsic intellectual property and know how in its “Integrated Municipal Solid Waste to Energy Proposed Complexes” for municipal applications. Understanding the non-homogenous nature and characteristics of the waste, we can define distinct processes to optimally handle the procurement of the varied categories of waste (MSW can be classified into organics, fuels, recyclables, inerts and others), once segregated with an efficient separation process and materials recovery facility (“MRF”). There is no intellectual property protection as of yet. BioCrude will be filing for certain Intellectual property and know how protection via a patent for “Integrated Municipal Solid Waste to Energy Systems”. In addition to patent applications, the Company will apply for trademark protection where appropriate.

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

BioCrude, as well, is looking at approximately 24 to 26 months (development time frame for the realization of MSW to Energy complex) before it can start generating absolute, guaranteed revenues from the operation of the MSW to Energy complex(es) (tipping fees/fees from the resale of marketable by-products (compost, ash, primary feedstock for building materials (inerts), recyclables, etc…), resale of renewable energy and carbon emission reduction credits [CERs]), servicing the waste management needs of the Government of the Union of the Comoros, as per the provisions and stipulations of the contractual engagements with the government (with implied sovereign guarantees), for a minimum guaranteed term of 30 years (and an option for an additional 30 years).

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

(Timeline: 2 to 4 months from time = present)

E. Development and implementation of the EPC project guide (Engineering, Procurement and Construction)

1.	Program Implementation Plan (Project Execution Plan "PEP") Completed

2.	Preparation of studies and preliminary engineering plans Completed

3.	Preparation of studies and detailed engineering design 3 months following task D

4.	Planning and timetable for the project (Gantt Chart) 3 months following task D

5.	Obtaining permits and governmental approvals and clearances for the construction and operation of the complex 2 months following submission of detailed engineering plans to the related Governmental Agencies of the Union of the Comoros (timeline provision in agreements and signed off by the Governmental Authorities of the Union of the Comoros)

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

Nota Bene: The following contractual attributes are intrinsic to the aforesaid contractual (Concessions) agreements:

➢	Contracts are backed by Government Sovereign Guarantees

➢	Law and Jurisdiction of Dispute Arbitration (Canada)

➢	Law of Contract execution immunized against change of law with Grandfather clause

➢	Government issuance of (USD 20 Million) Treasury Bond; covers any interim financial defaults – replenished quarterly

➢	Government payments are in US dollars (foreign exchange rate risk eliminated)

➢	Zero Income Taxes, VAT’s and no levies & duties of imported materials, equipment, rolling stock, etc.… for duration of contract (30 years)

➢	Assignment of contracts/change of control clauses benefiting BioCrude (to its discretion)

➢	Land Lease Concession: Symbolic $1 US per 25 hectares per year, for 30 years (term), and for additional 30-year renewal term (no escalations / changes)

➢	Supply of Effluent Concession: Symbolic $1 US per 7,000 kL of Effluent (water) per day, for 30 years (term), and for additional 30-year renewal term (no escalations / changes)

➢	Supply of primary feedstock (waste): 700 tons per day not only at zero cost, but at either a “gate fee” [government pays BioCrude this tipping fee]

➢	Government buys back all procured renewable energy (net of self-consumption of complex) via a Power Purchase Agreement for the duration of the 30-year term and renewal option thereof

➢	BioCrude is beneficiary of all Certified Emissions Reduction Credits (CERs) due to the MSW to Energy project

➢	BioCrude’s management and its Joint-Venture Partner, China Machinery Industry Construction Group Inc. (SINOCONST), have BONIFIDE credentials to execute the Engineering, Procurement, and Construction (“EPC”) of the MSW to Energy project, as well as the management of the operations to same*

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
Date: February 16, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ John Moukas	President, Director, Principal Executive Officer	February 16, 2021