Form 10-Q
period 2021-03-31
BioCrude Technologies USA, Inc.
filed 2021-05-04
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

☐ Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________ to __________

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

Yes ☐     No ☒

As of March 31, 2021, the issuer had 50,680,386 shares of common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCRUDE TECHNOLOGIES USA, INC.
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	UNAUDITED March 31, 2021	AUDITED December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$152,034	$109,971
Property, plant and equipment	18,872	19,697
TOTAL ASSETS	$170,906	$129,668

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,741	$21,400
Accounts payable and accrued liabilities - related parties (Note 6)	39,626	104,727
Convertible notes (Note 3)	-	-
Loans payable (Note 4)	141,750	152,169
TOTAL LIABILITIES	$197,117	$278,296

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 50,680,386 and outstanding (December 31, 2020 - 50,621,336)	$50,681	$50,622
Additional paid in capital	8,403,786	8,167,646
Subscription receivable	-	(50,000)
Accumulated other comprehensive income	28,664	28,654
Deficit	(8,507,735)	(8,343,939))
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTABLE TO EQUITY SHAREHOLDERS’ OF THE COMPANY	(24,604)	(147,017)
NON-CONTROLLING INTEREST	$(1,607)	$(1,611)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$170,906	$129,668

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	UNAUDITED March 31, 2021	AUDITED December 31, 2020
OPERATING EXPENSES
General and administrative expenses	$162,695	$283,735
LOSS FROM OPERATIONS	(162,695)	(283,735)
Accretion and Interest expense	(1,101)	(4,750)
Income tax expense (Note 5)	—	—
NET LOSS	$(163,796)	$(288,485)
OTHER COMPREHENSIVE LOSS
Translation to reporting currency	14	(24)
TOTAL COMPREHENSIVE LOSS	$(163,782)	$(288,509)

NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(163,796)	$(288,485)
Non-controlling interest	-	-
NET LOSS	$(163,796)	$(288,485)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(163,786)	$(288,502)
Non-controlling interest	4	(7)
TOTAL COMPREHENSIVE LOSS	$(163,782)	$(288,509)

Loss per share - basic and diluted	$(0.00)	$(0.01)
Weighted average number of shares outstanding – basic and diluted	50,558,161	50,516,852

See accompanying notes to unaudited interim consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Number of shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non- controlling interest	Total
Balance at December 31, 2020	50,621,336	$50,622	$8,167,646	$28,654	$(8,343,939)	$(147,017)	$(1,611)	$(148,628)
Stock issued for services	16,550	17	66,183	—	—	66,200	—	66,200

Subscription receivable	—	—		—	—	50,000	—	50,000
Stock issued for cash	42,500	43	169,957	—	—	170,000	—	170,000
Beneficial conversion feature	—	—		—	—		—
Foreign currency translation loss	—	—	—	10	—	10	4	14

Net loss	—	—	—	—	(163,796)	(163,796)	—	(163,796)
Balance at March 31, 2021	50,680,386	$50,682	$8,403,786	$28,664	$(8,507,735)	$(24,604)	$(1,607)	$(26,211)

The accompanying notes to unaudited interim consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	UNAUDITED March 31, 2021	AUDITED December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(163,796)	$(288,485)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion and interest expenses	1,102	4,751
Amortization	825	4,055
Stock issued for services	66,198	120,000
Forgiveness accrued interest	--	--
Foreign exchange	1,329	(15,933)
Changes in operating assets and liabilities
Prepaid expenses	—	—
Accounts payable and accruals	(5,659)	(6,838)
Accounts payable and accrued liabilities - related party	(65,101)	(97,134)
Net cash used in operating activities	(165,102)	(279,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt
Proceeds from private placement	220,000	380,000
(Repayment) Proceeds of loans payable	(12,835)	9,250
Net cash provided by financing activities	207,165	389,250

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—
Net cash used in financing activities	—	—
Effect of exchange rate changes on cash	—	—

CHANGE IN CASH DURING THE YEAR	42,063	109,666

CASH BEGINNING	109,971	305

CASH ENDING	$152,034	$109,971

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

Noncash investing and financing activities:
Beneficial conversion feature discount related to the issuance of convertible debt	$—	$—
Conversion of convertible debt to common stock	$—	$—
Stock issued for services	$66,198	$66,000
Forgiveness accrued interest	$—	$—

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2020 included in the Company’s 2020 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $8,507,735 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

Foreign Currency Translation and Transaction

The Company’s presentation currency is the U.S dollar. The functional currency of Biocrude USA and Biocrude HK is U.S dollar and Hong Kong dollar, respectively. Assets and liabilities of the foreign operations are translated to the U.S dollar using the exchange rate at period end, and income, expenses and cash flow items are translated using the rate approximates the exchange rates at the dates of the transactions (i.e., the average rate for the period). All resulting exchange differences recognized directly in other comprehensive income (loss).

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

Cash and cash equivalents

Cash and cash equivalents consist of cash balances and highly liquid instruments with an original maturity of three months or less. As at March 31, 2021 and 2020, the Company does not have cash equivalents.

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

Leases

Effectively January 1, 2018, the Company adopted ASC Leases which requires a lessee to recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the balance sheet a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities by class of underlying assets. The Company did not enter into any significant operating leases for the three months ended March 31, 2021 and did not have any significant leases as at December 31, 2020. Adoption of this standard does not have material impact on the Company’s interim consolidated financial statements.

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

NOTE 3 – CONVERTIBLE NOTES

As at March 31, 2021, there are no outstanding convertible loans.

NOTE 4 – LOANS PAYABLE

As at March 31, 2021, the Company has loans payable of $114,950 (December 31, 2020 – $126,481) in principal and accrued interest of $26,790 (December 31, 2020 - $25,688) outstanding. These loans bear an average interest rate of 4%, are unsecured and have extended maturities until December 31, 2022. Included in the balance of loans payable as at March 31, 2021, $24,959 (December 31, 2020 - $32,291) was due to a director of the Company.

NOTE 5 – RELATED PARTY TRANSACTIONS

As at March 31, 2021, the “CEO” of the Company and a director had advanced the Company a cumulative $39,626 (December 31, 2020 - $104,727) net of repayments for the payment of the Company’s operating expenses. These amounts are unsecured, without interest and payable on demand and are included in accounts payable and accrued liabilities – related parties.

NOTE 6 – SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock at par value $0.001 per share. As at March 31, 2021, the Company had 50,680,386 (December 31, 2020 - 50,621,336) shares of common stock issued and outstanding, respectively.

In Q1 2021, the Company issued 42,500 shares of common stock at a price of $4 per share for a total of $170,000 through private placements. The Company also issued 16,550 shares of its common stock to persons for services rendered with a value of $66,200, estimated using the 10-K 2020 private placement per share value.

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

The versatility and potential of the BioCrude Technologies USA, Inc. has been demonstrated by the many uses that our R&D department has already tested and verified. The avenues they have explored include sustainable and cost-efficient methods that will enlarge composting and biomethanation yields and rates of decomposition while increasing output and providing a higher quality of end product. Their focus is on waste treatment protocols for Municipal Solid Waste (“MSW”), cellulose, all organic waste and all manure types; renewable energy sources such as biogas, ethanol and biodiesel; waste water treatment, and multiple other applications.

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

The long-term vision of the organization is to be a world leader in the management of solid waste. Our business model will be to transform solid waste streams into renewable energy resources and marketable by-products. Conventionally, people, entities, etc.…, view solid waste streams as not only worthless refuse requiring monetary resources in order to get rid of. BioCrude, on the contrary, views this so-called refuse “as a valuable commodity”, with a negative product cost, i.e., PRODUCT COST is ZERO, with an implicit REVENUE received PER UNIT OF WASTE given for disposal (people, governments will pay entities/companies in order to get rid of the undesired waste, in the form of a “Tipping” or “Gate” fee. Global competition for limited resources is, the Company believes, creating significant business opportunities for companies that can sustain and extract value in the form of renewable energy and other marketable by-products, i.e., fertilizer, raw materials (primary feedstock for building materials), etc.…, from resources previously considered an irretrievable waste stream. BioCrude’s business strategy has been firmly tied to creating a sustainable resource management model and the Company continues to be rooted in these same tenets today. Each day the Company strives to create long-term value for all stakeholders: customers, employees, communities, and shareholders, by helping customers and communities manage their resources in a sustainable and financially sound manner.

The Company intends to achieve successful market penetration, with distinction, in numerous segments of the industry, generating escalating positive cash flows on an annual basis so that the Company becomes a competitive leading participant in the industry. Management will look to have its Integrated Municipal Solid Waste to Energy Complexes widely implemented across Africa, Asia, the Balkans and North America with a view to expanding to other international markets (Latin America), while continuing to pursue Concession Agreements under private license/joint ventures and other conventional arrangements.

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

Economics

Economic drivers to developing the waste and renewable energy sector have included:

●	waste disposal and landfill gate fees/landfill tax
●	penalties/avoidance schemes (e.g., landfill allowance schemes and fines, carbon trading)
●	energy prices

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

Source : http://www.waste-management-world.com

Competition

The market for Waste-to-Energy is dominated manly by Germen, French, American and British companies. Ex.: AE&E Group GmbH, Axpo Kompogas AG, Babcock & Wilcox Volund A/S, Bedminster International Ltd., BiogenGreenfinch, BTA International GmbH, Community Power Corporation, CNIM, Covanta Holding Corporation, EcoCorp Inc., Keppel Integrated Engineering Ltd., North American Power Group Ltd., Organic Waste Systems NV, STRABAG Umweltanlagen GmbH, Veolia Environmental Services, Waste Management Inc., and Wheelabrator Technologies Inc., among others.

Nota Bene: If you compare the technology of the Competition in juxtaposition to BioCrude’s (further elaborated upon, hereinunder, you will be able see why “BioCrude is the logical choice for the present and the future”.

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

Nota Bene: With gasification and/or incineration (mass burn), MSW is dumped into the boiler “as is” and combusted at temperatures ranging from 800 – 12000C (minimum; plasma arc gasification temperatures range from 7,000 – 10,0000C). All waste is burned yielding an approximate net yield of energy for reuse (after self-consumption) of 30 – 40%. The organic fraction of the MSW (OFMSW) is burned, whereby the fertilizer potential via a biomethanation process (cooking) is substituted for an ash from the gasification/incineration process (es). Let us not even entertain what happens to the methane potential of same via gasification/incineration in lieu of biomethanation; LOST! Bottom line, “Potential Revenues” lost and operational costs of gasification/incineration processes are increased dramatically, up to the point where one has to substitute more energy (fuel) in order to sustain continuity of operation and/or to substitute the self-consumption energy requirements of the processes when the varying calorific value of a sample of the waste is deficient for same. One can do their own sensitivity analysis to evaluate same and come to their own conclusions! BioCrude’s Integrated MSW-Energy Solution evolves from first principles of Science, Chemistry, Engineering, Economics and Common Sense!

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

The Company is focused on four main areas to improve the performance of base operations and hence, increase cash flow generation. They are Pricing initiatives, Cost controls and operating efficiencies, Integrated Waste to Energy development initiatives with long term Concession Agreements and, Asset Management.

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

The Company, through its commercialization efforts, has established good relationships with governments and ministries in more than 70 countries in North America, Latin America, Asia, Africa and Europe and received a positive reception when presented with its waste to energy solution for their waste management dilemmas. This produced dozens of Letters of Interest, submitted to BioCrude, by different divisions of Governments (federal/municipal) from different countries, worldwide.

2009 – 2020 - Marketing and Commercialization: BioCrude presented its waste to energy solution to governments and ministries from USA, Canada and Mexico in North America, Costa Rica, Panama, Ecuador, Argentina, Peru, Brazil, Dominican Republic, Haiti, Colombia, Venezuela, Guatemala, Honduras, Jamaica, El Salvador, Cuba, Uruguay, Bahamas and Trinidad & Tobago in Latin America, China, Hong Kong, Mongolia, Kazakhstan, Vietnam, Indonesia, Philippines, India, Bangladesh, and Pakistan in Asia, Kingdom of Saudi Arabia, United Arab Emirates, Kuwait, Qatar, Jordan, Oman, and Bahrain in the Middle East, Portugal, Luxembourg, Belgium, Hellenic Republic, Malta, Corsica, Albania, Bulgaria, Romania, Serbia, FYROM (Macedonia), Spain, Montenegro, Kosovo, Belarus, Ukraine, Georgia, Latvia, Armenia, amongst other countries, in Europe, Ivory Coast, Burkina Faso, Ghana, Togo, Senegal, Benin, Angola, Niger, Guinea, Mali, Uganda, Burundi, Rwanda, Morocco, Tunisia, Algeria, Egypt, Libya, Kenya, Ethiopia, Democratic Republic of the Congo (Kinshasa), Republic of the Congo (Brazzaville), amongst other countries in Africa.

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

Company milestones and plan of execution

During the past 10 years, BioCrude has developed a reputation in waste management, a result of R&D of Environmental Technologies (both process and product based) whereby it has enhanced and optimized conventional technologies, augmented by its fungal technology that increases the rate of decomposition of organics. This led to the development of efficient, cost-effective, and environmentally friendly products, processes and systems for the reformation of waste material and the creation of renewable energy and marketable by-products.

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

As part of BioCrude’s marketing strategy, BioCrude invests time, effort and resources in order to prepare tailor made prefeasibility studies, presentations & educational literature for municipalities worldwide, and sends corporate delegations to these places for presentation of same, at no expense to these governmental institutions. This attribute of BioCrude’s direct marketing campaign has proven to be very successful. Governments worldwide were not only receptive, but appreciative of BioCrude’s formal and professional address. These efforts have given BioCrude a profound understanding of the challenges faced by governments at all levels in their dealings with waste management issues.

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

BioCrude is evaluating additional options for funding (capital markets, financial institutions, contracting companies, pension funds, etc.…amongst other financially engineered hybrid scenarios thereof) and has already opened up dialogue regarding same. BioCrude has received a term sheet for the funding of the MSW to Energy project for the Union of the Comoros, ergo, BioCrude will shortly be able to commence works for ground breaking and start receiving its (Engineering, Procurement and Construction) EPC management fee as its first projected revenue stream on a prorate schedule subject to a disbursement schedule in accordance to the terms and stipulations of the expected offer of funding.

BioCrude, with confidence, aims to be a leader in waste management, having set as its objective, the profitability inherent within the realms of the activities issued of this sector, while building business relationships and social implications within the collectivity’s/communities that BioCrude is called upon to serve, beyond the environmental and social implications, and beyond the business imperatives.

BioCrude has adopted a directive, as part of its corporate governance, to routinely undertake innovative strategic planning initiatives in order to design and implement integrated solid waste systems that are responsive to dynamic demographic and industrial growth needs of municipalities. Strategic planning starts with the formulation of long-term goals based on the local urban needs, followed by a medium and short-term action plan to meet these goals. The strategy and action plans should identify a clear set of integrated actions, responsible parties and needed human, physical and financial resources as part of the waste management solution.

BioCrude has not only demonstrated its proven ability to open up dialogue and develop relationships with the various divisions of Governments worldwide (Administrative and Technical) but has also developed confidence in same for potential and eventual engagement. BioCrude’s Public Relations and Business Development divisions have demonstrated their lobbying abilities as highly effective, efficient and productive in yielding results and establishing goodwill for BioCrude.

At present, the provisioning for waste treatment and “green” reformation of these products into renewable energy sources is regionalized and within a given geographic region of operations, can be competitive. However, we believe that there are no other entities that provide turnkey solutions targeted to all types and sizes of users. However, there are waste treatment providers that may elect to enter into this designated market if our model is successful. We compete on the basis of engineering uniqueness, quality, cost-effectiveness and the increasingly comprehensive and specialized nature of our services, along with the expertise, technology and professional support we offer. While we believe that we will have a competitive cutting-edge advantage by being the most specialized in the market, there can be no assurance that our assumptions regarding our competitive position will be proven correct.

We will require additional capital to meet our liquidity needs. Currently, the Company has determined that its anticipated monthly cash flow needs should not exceed $30,000 per month for twelve months following the filing date of these financial statements.

The Company’s projected capital needs and its projected increase in expenses are based upon the Company’s projected acquisition of Municipal Solid Waste, Land and Supply of Treated Effluent Concessions and Power Purchase Agreements (“PPA”) per facility interests over the coming twelve months; however, in the event that the full offering proceeds are not raised, the Company would acquire the Municipal Solid Waste, Land and Supply of Treated Effluent Concessions and PPA per facility at a slower pace and/or focus its energies on the refinement of existing properties to maximize their productivity. The Company’s success does not depend on a scheduled acquisition and therefore it has flexibility to scale back its expenses to meet actual sources of cash.

We anticipate that we will receive sufficient proceeds from investors through this offering, to continue operations for at least the next twelve months; however, there is no assurance that such proceeds will be received and there are no agreements or understandings currently in effect from any potential investors. It is anticipated that the Company will receive increasing revenues from operations in the coming year; however, since the Company has a short history of revenues, it is difficult to anticipate what those revenues might be, if any, and therefore, management has assumed for planning purposes only that it may need to sell common stock, take loans or advances from officers, directors or shareholders or enter into debt financing agreements in order to meet our cash needs over the coming twelve months. The Issuer has no agreements or understandings for any of the above-listed financing options.

The Use of Proceeds section includes a detailed description of the use of proceeds over the differing offering scenarios of 100%, 75%, 50% and 25%. As the Company’s expenses are relatively stable, not incorporating elements of severe force majeure, the Company believes it can fund its present operations with projected revenues together with offering proceeds under any of the offering scenarios. The Company will consider raising additional funds during 2021 through sales of equity, debt and convertible securities, if it is deemed necessary.

The Company’s belief is based on its business model, which in turn is based on assumptions, which may prove to be incorrect. As a result, the Company’s financial resources may not be sufficient to satisfy its capital requirements for this period, and may need to raise additional funds. If additional funds are raised through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of the common stock and the Company’s shareholders may experience additional dilution. Management cannot be certain that additional financing will be available on favorable terms, when required, if at all. If adequate funds are not available or not available on acceptable terms, the Company may not be able to fund its expansion, promote its brand as desired, take advantage of unanticipated acquisition opportunities, develop or further enhance and/or optimize its products and services or respond to competitive pressures.

BioCrude’s revenue model is based on revenue generation from the following: i) the operation of the MSW to Energy complexes (tipping fees, resale of renewable energy, resale of other marketable by-products (compost, recyclables) and potential carbon credits, ii) Joint Venture license fees, whereby the prospective Joint Venture partner will buy a license from BioCrude (payment to be effected immediately after signature) for their participation and will infuse its prorated share of equity capital for the potential MSW to Energy complex, and iii) EPC (“Engineering, Procurement & Construction) management fees (general contracting fees, approximately 20% of the capital cost of the project). In essence, these fees have to be paid regardless, and BioCrude management will execute and capture remuneration for same.

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

* A Revolving Letter of Credit (RLC), replenished quarterly (for the duration of the term of the contractual engagements) will be issued by the Governmental Authorities of the Autonomous Island of the Grande Comore (a temporary Treasury bond has been issued to BioCrude on December 10, 2016, which will be replaced by the RLC), as per the provisions and stipulations of the contractual engagements (submitted to the SEC), as a default payment mechanism guarantee, in the event of nonpayment of the tipping fees or for the purchase of the renewable energy, which can immediately, after default, be drawn upon, to remedy default. The face value of the RLC is to cover the tipping fees and resale of electricity payments for a whole year, multiplied by a factor of 1.5.

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

During the past 60 years since its establishment, SINOCONST has successively undertaken hundreds of large and medium key projects involving different sectors, such as machinery, automobile, building materials, metallurgy, electric power, chemical, petroleum, electronics, light industry, broadcasting & TV, environmental protection, municipal, public and civil buildings etc., with projects performed throughout the country. SINOCONST has made great contribution to China’s industrial development and modernization.

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

Going Concern

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through private placements and a public offering of its common stock, if necessary. Although, historically, the Company had continuous losses and negative working capital issues, there are doubts about the Company’s ability to continue as a going concern.

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

Plan of Operation

With the signing of the Concession Agreements with the countries of the Union of the Comoro, the Company, during the next twelve months, will be able to aggressively implement the building of its corporate infrastructure by adding a few key senior managers to oversee the control of the management of the Complexes and the general management of the Company. In addition, technical staff experienced in the management of the Engineering, Procurement, and Construction (“EPC”) activities, a key component in the controlling the successful creation of a Complex, will also be hired. The anticipated cost for accomplishing this is approximately twenty million United States dollars (20,000,000 USD), which includes the provisions for infrastructure development of the Company (construction, fixed assets and equipment procurement), human resource staffing and working capital. The anticipation of raising funds through a common share offering will further allow the Company to comfortably expand operations (with enhanced Research and Development), in sync, with the essence of BioCrude’s mission, as elaborated within these presents.

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

Asset Management

BioCrude’s capital strategy will be focused in two main areas:

●	Implementing operating programs that improve capital efficiency and asset utilization; and

●	Pursuing select strategic investment opportunities in waste transformation and resource optimization.

BioCrude seeks to selectively invest growth capital in high-return opportunities that will enhance its ability to support emerging customer and market needs in waste transformation and resource optimization. The investment strategy seeks to leverage core competencies in materials processing to create additional value from the waste stream.

Revenue Streams

The Company has identified five (5) main revenue streams. Revenues derived from each Complex (Plant Operating Revenue) are the largest and most secure as this relies on the long-term Concession Agreements.

Plant Operating Revenues

This revenue stream is comprised of the following four (4) elements;

Tipping Fees

In exchange for the provided environmental services, municipalities have to pay a tipping fee per ton of waste delivered by the city to the MSW-Energy Complexes (“Tipping Fees”) based on the long-term Concession Agreement on a “Put or Pay” (for full face value) basis.

Sales of Power

In the W2E plant, the waste is processed in RDF (Refuse Derived Fuel) and Biomethanation processes to yield marketable by-products. The RDF and the biogas are used for power generation. The power is sold to the grid based on a long-term contract (Power Purchase Agreement) on a “Take or Pay” (for full face value) basis.

Sales of Carbon Credits

The carbon credits gained by reducing the green gas emission and by producing power based on renewable energy (“Clean Design Mechanism” (CDM)) are sold on the carbon credit market.

Sales of By-Products

The by-products of recycled materials and fertilizer will be marketed and sold to third parties:

➢	Compost will be sold to the farming industry (which, in certain instances, is subsidized by the government), at spot market prices, less 15%. BioCrude may sell any excess product outside of the municipality and/or country.

➢	Ash can be sold to resellers of construction materials.

➢	Processed inerts (primary feedstock for building materials) can be sold to entities (local and foreign) engaged in that processing milieu.

➢	Recyclables can be sold to entities (local and foreign) engaged in that processing milieu.

In the unlikely event MSW feedstock is not delivered to the Complex, the MSW Agreement ensures that BioCrude is compensated for any shortfall in revenue derived from the sale of electricity and by-products of Compost, ash and recyclables produced by the complex.

Engineering, Procurement and Construction Fees

To ensure that the planned benefits contained in the design of each Complex is realized BioCrude undertakes to supervise the entire EPC process and is compensated accordingly, adhering to industry norms for such expertise.

Servicing Fees

Once the Complex is commercially operational, BioCrude is responsible for the ongoing operation and maintenance of the related facilities. The Company is compensated for supervising this activity in accordance with the terms of the contracts agreed to and signed prior to the commissioning of each Complex.

Licensing Fees

To accelerate the proliferation of the Company’s presence in the W2E market and at the same time reduce the demand on its cash resources, BioCrude is willing to license its technology, to selected third parties in the form of joint ventures, resulting in another potential source of revenue.

Results of Operations

For the three months ended March 31, 2021 and 2020

Revenue

We did not generate revenue during the three months ended March 31, 2021 and 2020.

Costs and Expenses

During the three months ended March 31, 2021 there were $162,695 of operating expenses consisting of general and administrative expenses. Operating expenses for the prior year ended December 31, 2020 was $283,752 consisting of general and administrative.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $152,034 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the year ended March 31, 2021 and 2020. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the year ended March 31, 2021	For the year ended December 31, 2020
Net cash used in operating activities	$(165,102)	$(279,584))
Net cash used in investing activities	—	—
Net cash provided by financing activities	207,165	389,250
Effect of exchange rate changes on cash	—	—
Net increase (decrease) in Cash	42,063	109,666)
Cash, beginning of year	109,971	305
Cash, end of year	$152,034	$109,971

Due to the limited nature of the Company’s operations to date, the Company does not believe that past performance is any indication of future performance. The impact on the Company’s revenues of recognized trends and uncertainties in our market will not be recognized until such time as the Company has had sufficient operations to provide a baseline.

Operating activities

Net cash used in operating activities was $165,102 for the three months ended March 31, 2021 and $279,584 for the year ended December 31, 2020.

Investing activities

Net cash used in investing activities was $ Nil and $ Nil for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively.

Financing activities

Net cash provided by financing activities was $207,165 and $389,250 for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors set forth in the Company’s 10-K/A (2020) filed February 16, 2021.

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

Date: May 4, 2021

Biocrude Technologies USA, Inc.
Registrant

By:	/s/ John Moukas
Chief Executive Officer