Form 10-Q
period 2021-06-30
BioCrude Technologies USA, Inc.
filed 2021-08-02
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

Large Accelerated Filer	☐	AcceleratedFiler	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of June 30, 2021, the issuer had 50,710,386 shares of common stock issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	UNAUDITED June 30, 2021	AUDITED December 31, 2020

ASSETS
CURRENT ASSETS
Cash	$80,412	$109,971
Property, plant and equipment	18,048	19,697
TOTAL ASSETS	$98,460	$129,668

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,172	$21,400
Accounts payable and accrued liabilities - related parties (Note 6)	16,017	104,727
Convertible notes (Note 3)	—	—
Loans payable (Note 4)	138,671	152,169
TOTAL LIABILITIES	$157,860	$278,296

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 50,710,386 and outstanding (December 31, 2020 - 50,621,336)	$50,711	$50,622
Additional paid in capital	8,523,756	8,167,646
Subscription receivable	—	(50,000)
Accumulated other comprehensive income	28,660	28,654
Deficit	(8,660,918)	(8,343,939))
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTALBLE TO EQUITY SHAREHOLDERS OF THE COMPANY	(57,791)	(147,017)
NON-CONTROLLING INTEREST	$(1,609)	$(1,611)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$98,460	$129,668

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
REVENUE	$—	$—	$—	$—
OPERATING EXPENSES

General and administrative	152,158	21,955	314,853	42,396
Total operating expenses	152,158	21,955	314,853	42,396

LOSS FROM OPERATIONS	(152,158)	(21,955)	(314,853)	(42,396)

Interest expense	(1,025)	(1,240)	(2,126)	(2,483)
Income tax expense	—	—	—	—

NET LOSS	$(153,183)	$(23,195)	$(316,979)	$(44,879)

OTHER COMPREHENSIVE LOSS
Exchange differences on translating foreign operations	(4)	89	6	(19)
Exchange differences on translating non-controlling interest	(2)	38	2	(8)
TOTAL COMPREHENSIVE LOSS	$(153,189)	$(23,068)	$(316,971)	$(44,906)

NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(153,183)	$(23,195)	$(316,979)	$(44,879)
Non-controlling interest	—	—	—	—
NET LOSS	$(153,183)	$(23,195)	$(316,979)	$(44,879)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(153,187)	$(23,106)	$(316,973)	$(44,898)
Non-controlling interest	(2)	38	2	(8)
TOTAL COMPREHENSIVE LOSS	$(153,189)	$(23,068)	$(316,971)	$(44,906)

Net loss per common share basic and diluted	$(0,00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	50,604,735	50,492,243	50,604,735	50,492,243

See accompanying notes to unaudited interim consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Number of shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non- controlling interest	Total

Balance at December 31, 2020	50,621,336	$50,622	$8,167,646	$28,654	$(8,343,939)	$(147,017)	$(1,611)	$(148,628)
Stock issued for services	16,550	17	66,183	—	—	66,200	—	66,200

Subscription receivable	—	—	—	—	—	50,000	—	50,000

Stock issued for cash	42,500	43	169,957	—	—	170,000	—	170,000
Foreign currency translation loss	—	—	—	10	—	10	4	14

Net loss	—	—	—	—	(163,796)	(163,796)		(163,796)

Balance at March 31, 2021	50,680,386	$50,681	$8,403,786	$28,664	$(8,507,735)	$(24,604)	$(1,607)	$(26,211)
Stock issued for services	30,000	30	119,970	—	—	120,000	—	120,000
Stock issued for convertible debts				—	—		—

Stock issued for cash				—	—
Foreign currency translation	—	—	—	(4)	—	(4)	(2)	(6)

Net loss	—	—	—	—	(153,183)	(153,183)		(153,183)

Balance at June 30, 2021	50,710,386	$50,711	$8,523,756	$28,664	$(8,660,918)	$(57,791)	$(1,609)	$(59,400)

The accompanying notes to unaudited interim consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE & SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	UNAUDITED June 30, 2021	UNAUDITED June 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(316,979)	$(44,480)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion and interest expenses	2,127	2,484
Amortization	1,649	1,697
Stock issued for services	186,198	40,000
Forgiveness accrued interest		—
Foreign exchange	(2,781)	(239)
Changes in operating assets and liabilities
Prepaid expenses	—	—
Accounts payable and accruals	(18,228)	7,258
Accounts payable and accrued liabilities - related party	(88,710)	(35,860)
Net cash used in operating activities	(236,724)	(29,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt
Proceeds from private placement	220,000	20,000
(Repayment) Proceeds of loans payable	(12,835)	9,250
Net cash provided by financing activities	207,165	29,250

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—
Net cash used in financing activities	—	—
Effect of exchange rate changes on cash		—

CHANGE IN CASH DURING THE PERIOD	(29,559)	(290)

CASH BEGINNING	109,971	305

CASH ENDING	$80,412	$15

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

Noncash investing and financing activities:
Beneficial conversion feature discount related to the issuance of convertible debt	$—	$—
Conversion of convertible debt to common stock	$—	$—
Stock issued for services	$120,000	$—
Forgiveness accrued interest	$—	$—

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2020 included in the Company’s 2020 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six-month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $8,660,918 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash balances and highly liquid instruments with an original maturity of three months or less. As at June 30, 2021, the Company does not have cash equivalents.

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

Leases

Effectively January 1, 2018, the Company adopted ASC Leases which requires a lessee to recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the balance sheet a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities by class of underlying assets. The Company did not enter into any significant operating leases for the six months period ended June 30, 2021 and did not have any significant leases as at December 31, 2020. Adoption of this standard does not have material impact on the Company’s interim consolidated financial statements.

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

NOTE 3 – CONVERTIBLE NOTES

As at June 30, 2021, there are no outstanding convertible loans.

NOTE 4 – LOANS PAYABLE

As at June 30, 2021, the Company has loans payable of $110,856 (December 31, 2020 – $126,481) in principal and accrued interest of $27,815 (December 31, 2020 - $25,688) outstanding. These loans bear an average interest rate of 4%, are unsecured and have extended maturities until December 31, 2022. Included in the balance of loans payable as at June 30, 2021, $25,383 (December 31, 2020 - $32,291) was due to a director of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

As at June 30, 2021, the “CEO” of the Company and a director had advanced the Company a cumulative $16,017 (December 31, 2020 - $104,727) net of repayments for the payment of the Company’s operating expenses. These amounts are unsecured, without interest and payable on demand and are included in accounts payable and accrued liabilities – related parties.

NOTE 6 – SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock at par value $0.001 per share. As at June 30, 2021, the Company had 50,710,386 (December 31, 2020 - 50,621,336) shares of common stock issued and outstanding, respectively.

In Q2 2021, the Company issued 30,000 shares of the Company’s common stock, with a fair value of $120,000, for services rendered..

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

Conventional Municipal Solid Waste Management employs one or more of the following processes:

►	Waste prevention, including reuse of products

►	Recycling, including composting

►	Combustion with energy recovery

►	Disposal through land-filling

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

BioCrude, as well, is looking at approximately 24 to 26 months (development time frame for the realization of MSW to Energy complex) before it can start generating absolute, guaranteed revenues from the operation of the MSW to Energy complex(es) (tipping fees/fees from the resale of marketable by-products (compost, ash, primary feedstock for building materials (inerts), recyclables, etc.…), resale of renewable energy and carbon emission reduction credits [CERs]), servicing the waste management needs of the Government of the Union of the Comoros, as per the provisions and stipulations of the contractual engagements with the government (with implied sovereign guarantees), for a minimum guaranteed term of 30 years (and an option for an additional 30 years).

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

6.	Construction 10 to 14 months following the execution of E.5. above incorporating a startup synchronization period of approximately 1 to 2 months

7.	Operation and Maintenance Complex NA for Development timeline

F. Project Management and Control: Project Implementation Plan (PIP)

1.	A preliminary feasibility study and a detailed report of the complex Completed

2.	Strategic planning and economic analysis Completed

3.	The selection of the field Completed

4.	Preliminary engineering Completed

►	Economic analysis and project risks

►	The estimate of the total capital investment as well as operating and maintenance costs

►	The preliminary assessment of environmental impact and permitting requirements

►	The technology research, analysis and conceptualization

5.	Reliability analysis Completed

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

Planning and Timetable for the Project

The Summary forecast for the following tasks of the project planning encompasses a timeline of 6 to 8 months:

►	Analysis of the composition and characteristics of municipal solid waste,

►	Study and preparation of plans for the preliminary engineering,

►	Study and preparation of detailed plans of Engineering.

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

January 2016 – Concluded Engagements: signed Deed of Assignment pursuant to a Public-Private Partnership (PPP), MSW, Land and Supply of Treated Effluent Concession Agreements and a Power Purchase Agreement (PPA), by and between the Government of the Autonomous Island of Grande Comore and BioCrude Technologies USA, Inc., for the implementation of the first Waste to Energy complex in the municipality of Moroni, which are as follows:

►	Deed of Assignment pursuant to a Public-Private Partnership (PPP): exclusively assigning the rights of waste management treatment to BioCrude via the inter-related specific concession vehicles, all defining protocol and mode of engagement as well as rights, interests and obligations of each engaging entity for the term of engagement (30 years) with an option of renewal for an additional term (30 years). Contract was signed January 11, 2016 and amended on December 9, 2016.

►	MSW Concession* for the guaranteed delivery of MSW to the Complex with an implied base tipping fee per ton of MSW (“Put or Pay” for the minimum MSW guarantee of 700 TPD) with annual escalations for the term (30 years) of the project with an option of renewal for an additional term (30 years) and Sovereign Guarantees from the Minister of Finance endorsing same. Contract was signed January 11, 2016 and amended on December 9, 2016.

►	Land Lease Concession for the delivery of the required amount of land for project term (30 years), at an annual symbolic lease rate of $1/amount of land delivered/annum, with an option of renewal for an additional term (30 years). Contract was signed January 11, 2016 and amended on December 9, 2016.

►	Supply of Treated Effluent Concession whereby the governmental authorities will supply the necessary treated water in order to fulfill the operational requirements of the MSW to Energy complex at a negligible symbolic annual rate for the term of the project with an option of renewal for an additional term (30 years). Contract was signed January 11, 2016 and amended on December 9, 2016.

►	Power Purchase Agreement (PPA)* [resale of procured electricity to the Power Corporation of the country in question], whereby the Power Corporation of a certain country will buy back the electricity produced by the MSW to Energy Complex at a base rate per kW-hr (“Take or Pay” for all of the renewable energy procured less the self-consumption needs of the MSW-Energy complex), with annual escalations for the term (30 years) of the project with an option of renewal for an additional term (30 years) and Sovereign Guarantees from the Minister of Finance endorsing same. Contract was signed January 11, 2016 and amended on December 9, 2016.

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

Nota Bene: The following contractual attributes are intrinsic to the aforesaid contractual (Concessions) agreements:

►	Contracts are backed by Government Sovereign Guarantees

►	Law and Jurisdiction of Dispute Arbitration (Canada)

►	Law of Contract execution immunized against change of law with Grandfather clause

►	Government issuance of (USD 20 Million) Treasury Bond; covers any interim financial defaults – replenished quarterly

►	Government payments are in US dollars (foreign exchange rate risk eliminated)

►	Zero Income Taxes, VAT’s and no levies & duties of imported materials, equipment, rolling stock, etc.… for duration of contract (30 years)

►	Assignment of contracts/change of control clauses benefiting BioCrude (to its discretion)

►	Land Lease Concession: Symbolic $1 US per 25 hectares per year, for 30 years (term), and for additional 30-year renewal term (no escalations / changes)

►	Supply of Effluent Concession: Symbolic $1 US per 7,000 kL of Effluent (water) per day, for 30 years (term), and for additional 30-year renewal term (no escalations / changes)

►	Supply of primary feedstock (waste): 700 tons per day not only at zero cost, but at either a “gate fee” [government pays BioCrude this tipping fee]

►	Government buys back all procured renewable energy (net of self-consumption of complex) via a Power Purchase Agreement for the duration of the 30-year term and renewal option thereof

►	BioCrude is beneficiary of all Certified Emissions Reduction Credits (CERs) due to the MSW to Energy project

►	BioCrude’s management and its Joint-Venture Partner, China Machinery Industry Construction Group Inc. (SINOCONST), have BONIFIDE credentials to execute the Engineering, Procurement, and Construction (“EPC”) of the MSW to Energy project, as well as the management of the operations to same*

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

China Machinery Industry Construction Group Inc. (SINOCONST), is one of the earliest large state-owned construction enterprises in China, having Class A general construction contracting certification and Class A design certification approved by the Ministry of Housing and Urban-Rural Development, and having AAA credit standing and foreign trade license granted by the Ministry of Commerce. SINOCONST has passed the certification of ISO9001 Quality Management System, ISO14001 Environmental Management System and GB/T 28001 Occupational Health and Safety Management System. Presently, SINOCONST has 15 wholly owned subsidiaries, 4 Business Division divisions, 19 branch companies, 8 joint-stock companies and 1National Exemplary Technician Institute. It boasts more than 10,000 employees, including 3,000 various engineers.

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

Asset Management

BioCrude’s capital strategy will be focused in two main areas:

●	Implementing operating programs that improve capital efficiency and asset utilization; and

●	Pursuing selective strategic investment opportunities in waste transformation and resource optimization.

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

Sales of By-Products

The by-products of recycled materials and fertilizer will be marketed and sold to third parties:

►	Compost will be sold to the farming industry (which, in certain instances, is subsidized by the government), at spot market prices, less 15%. BioCrude may sell any excess product outside of the municipality and/or country.

►	Ash can be sold to resellers of construction materials.

►	Processed inerts (primary feedstock for building materials) can be sold to entities (local and foreign) engaged in that processing milieu.

►	Recyclables can be sold to entities (local and foreign) engaged in that processing milieu.

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

Results of Operations

For the six months period ended June 30, 2021 and 2020

Revenue

We did not generate revenue during the six months period ended June 30, 2021 and 2020.

Costs and Expenses

During the six months period ended June 30, 2021 there were $314,853 of operating expenses consisting of general and administrative expenses. Operating expenses for the prior year ended December 31, 2020 was $283,752 consisting of general and administrative.

Liquidity and Capital Resources

As at June 30, 2021, the Company had $80,412 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the six months period ended June 30, 2021 and 2020. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the year ended June 30, 2021	For the year ended December 31, 2020
Net cash used in operating activities	$(236,724)	$(279,584)
Net cash used in investing activities	—	—
Net cash provided by financing activities	207,165	389,250
Effect of exchange rate changes on cash	—	—
Net increase (decrease) in Cash	(29,559)	109,666
Cash, beginning of year	109,971	305
Cash, end of year	$80,412	$109,971

Due to the limited nature of the Company’s operations to date, the Company does not believe that past performance is any indication of future performance. The impact on the Company’s revenues of recognized trends and uncertainties in our market will not be recognized until such time as the Company has had sufficient operations to provide a baseline.

Operating activities

Net cash used in operating activities was $236,724 for the six months period ended June 30, 2021 and $279,584 for the year ended December 31, 2020.

Investing activities

Net cash used in investing activities was $ Nil and $ Nil for the six months period ended June 30, 2021 and the year ended December 31, 2020, respectively.

Financing activities

Net cash provided by financing activities was $207,165 and $389,250 for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively.

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

Date: August 2 2021

Biocrude Technologies USA, Inc.
Registrant

By:	/s/ John Moukas
Chief Executive Officer

