Form 10-Q
period 2021-09-30
BioCrude Technologies USA, Inc.
filed 2021-11-08
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

Yes ☐ No ☒

As of September 30, 2021, the issuer had 50,710,386 shares of common stock issued and outstanding.

I

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	UNAUDITED September 30, 2021	AUDITED December 31, 2020

ASSETS
CURRENT ASSETS
Cash	$18,246	$109,971
Property, plant and equipment	17,306	19,697
TOTAL ASSETS	$35,552	$129,668

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,434	$21,400
Accounts payable and accrued liabilities - related parties (Note 6)	1,482	104,727
Convertible notes (Note 3)	—	—
Loans payable (Note 4)	136,903	152,169
TOTAL LIABILITIES	$141,819	$278,296

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 50,710,386 shares outstanding (December 31, 2020 - 50,621,336)	$50,711	$50,622
Additional paid in capital	8,523,756	8,167,646
Subscription receivable	—	(50,000)
Accumulated other comprehensive income	28,669	28,654
Deficit	(8,707,798)	(8,343,939)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTALBLE TO EQUITY SHAREHOLDERS OF THE COMPANY	(104,662)	(147,017)
NON-CONTROLLING INTEREST	$(1,605)	$(1,611)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$35,552	$129,668

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
REVENUE	$—	$—	$—	$—
OPERATING EXPENSES

General and administrative	45,880	59,506	360,733	101,902
Total operating expenses	45,880	59,506	360,733	101,902

LOSS FROM OPERATIONS	(45,880)	(59,506)	(360,733)	(101,902)

Interest expense	(1,000)	(1,121)	(3,126)	(3,604)
Income tax expense	—	—	—	—

NET LOSS	$(46,880)	$(60,627)	$(363,859)	$(105,506)

OTHER COMPREHENSIVE LOSS
Exchange differences on translating foreign operations	9	—	15	(27)
Exchange differences on translating non-controlling interest	4	—	6	—
TOTAL COMPREHENSIVE LOSS	$(46,867)	$(60,627)	$(363,838)	$(105,533)

NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(46,880)	$(60,627)	$(363,859)	$(105,506)
Non-controlling interest	—	—	—	—
NET LOSS	$(46,880)	$(60,627)	$(363,859)	$(105,506)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(46,871)	$(60,627)	$(363,844)	$(105,525)
Non-controlling interest	4	—	6	(8)
TOTAL COMPREHENSIVE LOSS	$(46,867)	$(60,627)	$(363,838)	$(105,533)

Net loss per common share basic and diluted	$(0.00)	$(0,00)	$(0.01)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	50,650,850	50,503,889	50,650,850	50,503,889

See accompanying notes to unaudited interim consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Number of shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non-controlling interest	Total
Balance at December 31, 2020	50,621,336	$50,622	$8,167,646	$28,654	$(8,343,939)	$(147,017)	$(1,611)	$(148,628))
Stock issued for services	16,550	17	66,183	—	—	66,200	—	66,200
Subscription receivable	—	—	—	—	—	50,000	—	50,000
Stock issued for cash	42,500	43	169,957	—	—	—	—	170,000
Foreign currency translation	—	—	—	10	—	10	4	14
Net loss	—	—	—	—	(163,796)	(163,796)	—	(163,796)
Balance at March 31, 2021	50,680,386	$50,681	$8,403,786	$28,664	$(8,507,735)	$(24,604)	$(1,607)	$(26,211))
Stock issued for services	30,000	30	119,970	—	—	120,000	—	120,000
Stock issued for cash	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	(4)	—	(4)	(2)	(6)
Net loss	—	—	—	—	(153,183)	(153,183)	—	(153,183)
Balance at June 30, 2021	50,710,386	$50,711	$8,523,756	$28,660	$(8,660,918)	$(57,791)	$(1,609)	$(59,400)
Stock issued for services	—	—	—	—	—	—	—	—
Stock issued for cash	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	9	—	9	4	13
Net loss	—	—	—	—	(46,880)	(46,880)	—	(46,880)
Balance at September 30, 2021	50,710,386	$50,711	$8,523,756	$28,669	$(8,707,798)	$(104,662)	$(1,605)	$(106,267)

The accompanying notes to unaudited interim consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE & NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(EXPRESSED IN US DOLLARS)

	UNAUDITED September 30, 2021	UNAUDITED September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(363,859)	$(105,507)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion and interest expenses	3,127	3,605
Amortization	2,483	2,916
Stock issued for services	186,198	54,000
Forgiveness accrued interest		—
Foreign exchange	(5,536)	(21,274)
Changes in operating assets and liabilities
Prepaid expenses	—	—
Accounts payable and accruals	(17,966)	(13,441)
Accounts payable and accrued liabilities - related party	(103,245)	(124,789)
Net cash used in operating activities	(298,798)	(204,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt
Proceeds from private placement	220,000	200,000
(Repayment) Proceeds of loans payable	(12,835)	9,250
Net cash provided by financing activities	207,165	209,250

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(92)	—
Net cash used in financing activities	(92)	—
Effect of exchange rate changes on cash	—	—

CHANGE IN CASH DURING THE PERIOD	(91,725)	4,760

CASH BEGINNING	109,971	305

CASH ENDING	$18,246	$5,065

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

Noncash investing and financing activities:
Beneficial conversion feature discount related to the issuance of convertible debt	$—	$—
Conversion of convertible debt to common stock	$—	$—
Stock issued for services	$—	$14,000
Forgiveness accrued interest	$—	$—

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2020 included in the Company’s 2020 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine-month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $8,707,798 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash balances and highly liquid instruments with an original maturity of three months or less. As at September 30, 2021, the Company does not have cash equivalents.

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

Leases

Effectively January 1, 2018, the Company adopted ASC Leases which requires a lessee to recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the balance sheet a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities by class of underlying assets. The Company did not enter into any significant operating leases for the nine months period ended September 30, 2021 and did not have any significant leases as at December 31, 2020. Adoption of this standard does not have material impact on the Company’s interim consolidated financial statements.

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

NOTE 3 – CONVERTIBLE NOTES

As at September 30, 2021, there are no outstanding convertible loans.

NOTE 4 – LOANS PAYABLE

As at September 30, 2021, the Company has loans payable of $108,088 (December 31, 2020 – $126,481) in principal and accrued interest of $28,815 (December 31, 2020 - $25,688) outstanding. These loans bear an average interest rate of 4%, are unsecured and have extended maturities until December 31, 2022. Included in the balance of loans payable as at September 30, 2021, $25,082 (December 31, 2020 - $32,291) was due to a director of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

As at September 30, 2021, the “CEO” of the Company and a director had advanced the Company a cumulative $1,482 (December 31, 2020 - $104,727) net of repayments for the payment of the Company’s operating expenses. These amounts are unsecured, without interest and payable on demand and are included in accounts payable and accrued liabilities – related parties.

NOTE 6 – SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock at par value $0.001 per share. As at September 30, 2021, the Company had 50,710,386 (December 31, 2020 - 50,621,336) shares of common stock issued and outstanding, respectively.

In Q3 2021, the Company has no common stock issued.

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

Nota Bene: It is only in the last two decades that governments worldwide have been working together to come to a consensus of standardized, environmentally friendly waste management directives, in order to become recognized and implemented practices.

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

BioCrude, having set as its objective the “PROFITABILITY” of the activities inherent within the realms of this sector, whilst building business relationships and addressing social implications within the collectivity’s / communities that BioCrude is called upon to serve, beyond the environmental and social implications, and beyond the business imperatives, has set as one of its priorities, the optimization of waste management and, treatment thereof, all in conformity to the boundaries of economies, efficiency and adherence to environmental wellbeing initiatives. BioCrude has been involved in the R&D of Environmental Technologies, both process and product based, whereby it has enhanced and optimized conventional technology, thus giving credence to environmental, economic, social and technological well-beings, too numerous to mention (all can be referenced, in its entirety, within BioCrude’s Integrated MSW-Energy Proposal. Shortlists of the aforesaid well-beings are summarized herein under:

1.	Secure, cost-effective long-term processing capacity for recyclables and organics.

2.	Improvement of effectiveness and efficiency of current waste systems/practices.

3.	Elimination of MSW from going to landfills.

4.	Procurement of Renewable Energy and Marketable by-products (fertilizer, primary feedstock for building materials, etc.…) from the exploitation of the calorific value inherent within the realms of the MSW

5.	Reduction of Greenhouse Gases and other environmental pollutants emitted into the atmosphere.

6.	Municipalities do not have to undergo cost of implementation; privatized via BOOT (Build, Own, Operate & Transfer), whereby BioCrude Technologies USA, Inc. will be lobbying to get the MSW, Land, Sewage treated Effluent and Resale of Electricity Concessions (with Sovereign Guaranties from the Ministry of Finance of the Government in question).

7.	Due to the profitability of the proposal, significant savings could be passed onto the Municipalities, to reduce their day to day on going expenses for Municipal Waste Management, for the duration of the BOOT (30 years), by approximately 50% per annum, via MSW Tipping (Gate) Fees (favorably outbidding the competition and still having better bottom lines than same) and the Transport of the MSW to neighboring cities/provinces (states), without forgetting to mention the reduced GHG emissions from the substitution effect of BioCrude’s Integrated MSW to Energy proposal from landfilling and/or incineration. This surplus in savings can be used for other municipal social and infrastructural programs.

8.	Employment opportunities are created during the EPC (Engineering, Procurement & Construction) phase of the project (a few hundred jobs) and for the day-to-day operations of the project (approximately 86 jobs per shift per 2,000 TPD Plant plus 11 persons for administration X 3 shifts per day, equating to a total quantum of a minimum of 269 persons).

9.	The proposed solution is an integrated MSW management system based on energy recovery that respects the norms of a Clean Design Mechanism (“CDM”) inherent within the realms of article 12 of the Kyoto Protocol (“UNFCCC”) or any future proposed legislation regarding same, and qualifies for Carbon Emissions Reduction Credits (“CER’s”).

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

The polymer-based (hydro-carbon chain), cellulose and textiles portion of the MSW will be treated via an RDF process (a derivative of gasification, but with the incorporation of a Materials Recovery Facility (MRF) [Separation process], where we have the luxury of operating at lower temperatures (350 – 4000C) because of the separation of the MSW, i.e. lower temperatures reflects less operational self-consumption, hence more outputs (energy) for resale), whereby the thermal combustion will generate renewable energy and the by-product of ash can be marketed to the construction industry for the following purposes:

●	Concrete production, as a substitute material for Portland cement and sand
●	Embankments and other structural fills (usually for road construction)
●	Grout and Flowable fill production
●	Waste stabilization and solidification
●	Cement clinkers production - (as a substitute material for clay)
●	Mine reclamation
●	Stabilization of soft soils
●	Road sub base construction
●	As Aggregate substitute material (e.g., for brick production)
●	Mineral filler in asphaltic concrete
●	Agricultural uses: soil amendment, fertilizer, cattle feeders, soil stabilization in stock feed yards, and agricultural stakes
●	Loose application on rivers to melt ice
●	Loose application on roads and parking lots for ice control
●	Other applications include cosmetics, toothpaste, kitchen counter tops, floor and ceiling tiles, bowling balls, flotation devices, stucco, utensils, tool handles, picture frames, auto bodies and boat hulls, cellular concrete, geopolymers, roofing tiles, roofing granules, decking, fireplace mantles, cinder block, PVC pipe, Structural Insulated Panels, house siding and trim, running tracks, blasting grit, recycled plastic lumber, utility poles and cross arms, railway sleepers, highway sound barriers, marine pilings, doors, window frames, scaffolding, sign posts, crypts, columns, railroad ties, vinyl flooring, paving stones, shower stalls, garage doors, park benches,

The fly ash can also be marketed to the agricultural industry for the following purposes:

●	It improves permeability status of soil
●	Improves fertility status of soil (soil health) / crop yield
●	Improves soil texture
●	Reduces bulk density of soil
●	Improves water holding capacity / porosity
●	Optimizes pH value
●	Improves soil aeration and reduces crust formation
●	Provides micro nutrients like Fe, Zn, Cu, Mo, B, Mn, etc.
●	Provides macro nutrients like K, P, Ca, Mg, S etc.
●	Works as a part substitute of gypsum for reclamation of saline alkali soil and lime for reclamation of acidic soils
●	Surface cover of bio reclaimed vegetated ash pond get stabilized and can be used as recreational park
●	Ash ponds provides suitable conditions and essential nutrients for plant growth, helps improve the economic condition of local inhabitants
●	Works as a liming agent
●	Helps in early maturity of crop & improves the nutritional quality of food crop
●	Reduces pest incidence

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

BioCrude, subject to its contractual engagement with the Government of the Autonomous Island of Grande Comore for the implementation of a 700 TPD MSW to Energy complex in Moroni, Grande Comore, through the financing provisions of the MSW to Energy project, will earn the EPC management/general contracting fee of approximately twenty percent (20%) of the capital cost of the MSW to Energy project (prorated over the duration of the construction period), i.e., commencing within 6 to 8 months from these presents.

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

BioCrude has not only demonstrated its proven ability to open up dialogue and develop relationships with the various divisions of Governments worldwide (Administrative and Technical), but has also developed confidence in same for potential and eventual engagement. BioCrude’s Public Relations and Business Development divisions have demonstrated their lobbying abilities as highly effective, efficient and productive in yielding results and establishing goodwill for BioCrude.

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

Different facets and schedule of events for and realization of MSW to Energy projects (excluding lobbying activities)

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

On January 23, 2018, BioCrude, in joint with SINOCONST (“JV Consortium”), had a work session (in Beijing, China) with CIECC. CIECC had requested that all of BioCrude’s literature be translated into mandarin (translation was concluded by March 30, 2018); the status of the final report of the feasibility study for the project, as of these presents, is on hold due (awaiting feedback from the federal government of Union of the Comoros).

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

BioCrude also requested from the Federal Government of the Union of the Comoros’ legal division, a legal opinion of the Concessions and Power Purchase Agreements, as well as the Deed of Assignment pursuant to a Public-Private Partnership (PPP), incorporating the change of the Contracting/Intervening Party. The Federal Government of the Union of the Comoros’ legal division has yet to issue same. As of these presents, BioCrude has yet to receive the amending declarations, and legal opinion from the Federal Government of the Union of the Comoros, as well as a signing date for the aforementioned expansion of works of waste treatment for the Governorates of Moheli and Anjouan, and for the Waste Collection, and Street and Public Spaces Cleaning for the whole country of the Union of the Comoros (Autonomous Islands of Grande Comore, Moheli and Anjouan).

BioCrude has continued its lobbying works for the pursuit of waste management concessions within Africa, and Europe. It has sent delegations to the Republic of Uganda, the United Republic of Tanzania, the Republic of Mozambique, the Republic of Kenya, the Republic of Cameroon, Republic of Côte d'Ivoire, the Hellenic Republic, and the Republic of Belarus. BioCrude’s delegations have met with the different intervening divisions of government (ministries [environment, energy, finance, etc.…], municipalities, technical divisions, etc.…), as well as leaders of those countries (Presidents/Prime Ministers). BioCrude has received favorable feedback for its waste management proposal from ALL visited countries, and is, as of these presents, work in progress.

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

Results of Operations

For the nine months period ended September 30, 2021 and 2020

Revenue

We did not generate revenue during the nine months period ended September 30, 2021 and 2020.

Costs and Expenses

During the nine months period ended September 30, 2021 there were $360,733 of operating expenses consisting of general and administrative expenses. Operating expenses for the prior year ended December 31, 2020 was $283,752 consisting of general and administrative.

Liquidity and Capital Resources

As at September 30, 2021, the Company had $18,246 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the nine months period ended September 30, 2021 and 2020. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the year ended September 30, 2021	For the year ended December 31, 2020
Net cash used in operating activities	$(298,798)	$(279,584)
Net cash used in investing activities	(92)	—
Net cash provided by financing activities	207,165	389,250
Effect of exchange rate changes on cash	—	—
Net increase (decrease) in Cash	(91,725)	109,666
Cash, beginning of year	109,971	305
Cash, end of year	$18,246	$109,971

Due to the limited nature of the Company’s operations to date, the Company does not believe that past performance is any indication of future performance. The impact on the Company’s revenues of recognized trends and uncertainties in our market will not be recognized until such time as the Company has had sufficient operations to provide a baseline.

Operating activities

Net cash used in operating activities was $298,798 for the nine months period ended September 30, 2021 and $279,584 for the year ended December 31, 2020.

Investing activities

Net cash used in investing activities was $ 92 and $ Nil for the nine months period ended September 30, 2021 and the year ended December 31, 2020, respectively.

Financing activities

Net cash provided by financing activities was $207,165 and $389,250 for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively.

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

Date: November 8 2021

Biocrude Technologies USA, Inc.
Registrant

By:	/s/ John Moukas
Chief Executive Officer

