Form 10-K
period 2021-12-31
BioCrude Technologies USA, Inc.
filed 2022-03-23
CIK 1690384

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘large accelerated filer’, ‘an accelerated filer’ and ‘smaller reporting company’ in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2021 was 50,710,386 shares.

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading ‘Risk Factors’ in Part I, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to ‘we’, ‘our’, ‘us’, ‘the Company’, and similar terms refer to Biocrude Technologies USA, Inc.

ii

PART I

ITEM 1. BUSINESS

General Business Development

Company Formation

The Company was formed on August 4, 2015 in the State of Nevada, under the name of ‘BioCrude Technologies, Inc. On November 8, 2016, the Company received its ‘Certificate of Amendment to Articles of Incorporation’ pursuant to NRS 78.385 and 78.390 to its request for a name change from ‘BioCrude Technologies, Inc.’ to ‘BioCrude Technologies USA, Inc.’, whilst doing business as ‘BioCrude Technologies, Inc.’, as well. All of the afore-stated have been filed with SEC as part of the Company’s S-1(/A) registration statement(s). The Company is construed as a startup company and our auditors have issued a going concern opinion.

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

One very important area that BioCrude Technologies USA, Inc. excels in is the reformation of MSW into renewable energy and marketable end-by-products, using its intrinsic intellectual property and know how in its ‘Integrated Municipal Solid Waste to Energy Proposed Complexes’ for municipal applications. Understanding the non-homogenous nature and characteristics of the waste, we can define distinct processes to optimally handle the procurement of the varied categories of waste (MSW can be classified into organics, fuels, recyclables, inerts and others), once segregated with an efficient separation process and materials recovery facility (‘MRF’). There is no intellectual property protection as of yet. BioCrude will be filing for certain Intellectual property and know how protection via a patent for ‘Integrated Municipal Solid Waste to Energy Systems’. In addition to patent applications, the Company will apply for trademark protection where appropriate.

The long-term vision of the organization is to build a highly sustainable and profitable company by transforming traditional solid waste streams into renewable energy resources and marketable by-products. Conventionally, people, entities, etc.…, view solid waste streams as not only worthless refuse requiring monetary resources in order to get rid of. BioCrude, on the contrary, views this so-called refuse ‘as a valuable commodity’, with a negative product cost, i.e., PRODUCT COST is ZERO, with an implicit REVENUE received PER UNIT OF WASTE given for disposal (people, governments will pay entities/companies in order to get rid of the undesired waste, in the form of a ‘Tipping’ or ‘Gate’ fee. Global competition for limited resources is, the Company believes, creating significant business opportunities for companies that can sustain and extract value in the form of renewable energy and other marketable by-products, i.e., fertilizer, raw materials (primary feedstock for building materials), etc.…, from resources previously considered an irretrievable waste stream. BioCrude’s business strategy has been firmly tied to creating a sustainable resource management model and the Company continues to be rooted in these same tenets today. Each day the Company strives to create long-term value for all stakeholders: customers, employees, communities, and shareholders, by helping customers and communities manage their resources in a sustainable and financially sound manner.

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

Waste-to-Energy (‘W2E’) or Energy-from-Waste (‘EfW’) is the process of creating energy in the form of electricity or heat from the incineration of waste source.

Conventional Municipal Solid Waste Management employs one or more of the following processes:

●	Waste prevention, including reuse of products

●	Recycling, including composting

●	Combustion with energy recovery

●	Disposal through land-filling

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

Nota Bene: The Market potential for Waste Management is not only ‘HUGE’, but at its infancy stage, ready to ‘EXPLODE’, with few credible corporations, capable of servicing same!

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

The myth that landfilling is a cost-effective solution is what it is; a myth. There are long term ramifications, especially when the landfills are not proper ‘Scientific Landfills’ (environmental implications; rainfall, leachate, percolation, contamination (soil and water table). Even the fact that, if a Scientific Landfill is deployed (with membrane linings) at an astronomical cost (the cost of construction of a Scientific landfill, which could host approximately 2,000 TPD of waste for 25 years could costs approximately 100 MUSD), after a few earth tremors or shifting of land, the membrane could crack, or over time, the membrane will deteriorate, thus yielding the same negative environmental impacts, only deferred in time.

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

Remember: the landfill gas (from the organic portion of the MSW) extracted from a landfill is a ‘mise en cause’, to landfilling and a onetime event, with the consequence of the balance of the waste left in the landfill. Landfill gas extraction is not 100% efficient, with a certain percentage escaping into the atmosphere and another percentage trapped in pockets of the landfill.

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

BioCrude, having set as its objective the ‘PROFITABILITY’ of the activities inherent within the realms of this sector, whilst building business relationships and addressing social implications within the collectivity’s / communities that BioCrude is called upon to serve, beyond the environmental and social implications, and beyond the business imperatives, has set as one of its priorities, the optimization of waste management and, treatment thereof, all in conformity to the boundaries of economies, efficiency and adherence to environmental wellbeing initiatives. BioCrude has been involved in the R&D of Environmental Technologies, both process and product based, whereby it has enhanced and optimized conventional technology, thus giving credence to environmental, economic, social and technological well-beings, too numerous to mention (all can be referenced, in its entirety, within BioCrude’s Integrated MSW-Energy Proposal. Shortlists of the aforesaid well-beings are summarized herein under:

1.	Secure, cost-effective long-term processing capacity for recyclables and organics.

2.	Improvement of effectiveness and efficiency of current waste systems/practices.

3.	Elimination of MSW from going to landfills.

4.	Procurement of Renewable Energy and Marketable by-products (fertilizer, primary feedstock for building materials, etc.…) from the exploitation of the calorific value inherent within the realms of the MSW

5.	Reduction of Greenhouse Gases and other environmental pollutants emitted into the atmosphere.

6.	Municipalities do not have to undergo cost of implementation; privatized via BOOT (Build, Own, Operate & Transfer), whereby BioCrude Technologies USA, Inc. will be lobbying to get the MSW, Land, Sewage treated Effluent and Resale of Electricity Concessions (with Sovereign Guaranties from the Ministry of Finance of the Government in question).

7.	Due to the profitability of the proposal, significant savings could be passed onto the Municipalities, to reduce their day to day on going expenses for Municipal Waste Management, for the duration of the BOOT (30 years), by approximately 50% per annum, via MSW Tipping (Gate) Fees (favorably outbidding the competition and still having better bottom lines than same) and the Transport of the MSW to neighboring cities/provinces (states), without forgetting to mention the reduced GHG emissions from the substitution effect of BioCrude’s Integrated MSW to Energy proposal from landfilling and/or incineration. This surplus in savings can be used for other municipal social and infrastructural programs.

8.	Employment opportunities are created during the EPC (Engineering, Procurement & Construction) phase of the project (a few hundred jobs) and for the day-to-day operations of the project (approximately 86 jobs per shift per 2,000 TPD Plant plus 11 persons for administration X 3 shifts per day, equating to a total quantum of a minimum of 269 persons).

9.	The proposed solution is an integrated MSW management system based on energy recovery that respects the norms of a Clean Design Mechanism (‘CDM’) inherent within the realms of article 12 of the Kyoto Protocol (‘UNFCCC’) or any future proposed legislation regarding same, and qualifies for Carbon Emissions Reduction Credits (‘CER’s’).

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

Municipal Solid Waste

All solid waste generated in an area except industrial and agricultural wastes, typically from residences, commercial or retail establishments. Sometimes includes construction and demolition debris and other special wastes that may enter the municipal waste stream. The EPA (1998c) defined municipal solid waste as ‘a subset of solid waste and as durable goods (e.g., appliances, tires, and batteries), non-durable goods (e.g., newspapers, books, and magazines), containers and packaging, food wastes, yard trimmings, and miscellaneous organic wastes from residential, commercial and industrial non-process sources.

The MSW can be classified in the following categories:

a)	Organics

b	Fuels

c)	Recyclables

d)	Inerts

e)	Miscellaneous

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

2.	Refuse Derived Fuel (‘RDF’) Plant in order to handle the fuels of the MSW and produce Energy with an ash by-product

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

Nota Bene: With gasification and/or incineration (mass burn), MSW is dumped into the boiler ‘as is’ and combusted at temperatures ranging from 800 – 12000C (minimum; plasma arc gasification temperatures range from 7,000 – 10,0000C). All waste is burned yielding an approximate net yield of energy for reuse (after self-consumption) of 30 – 40%. The organic fraction of the MSW (OFMSW) is burned, whereby the fertilizer potential via a biomethanation process (cooking) is substituted for an ash from the gasification/incineration process(es). Let us not even entertain what happens to the methane potential of same via gasification/incineration in lieu of biomethanation; LOST! Bottom line, ‘Potential Revenues’ lost and operational costs of gasification/incineration processes are increased dramatically, up to the point where one has to substitute more energy (fuel) in order to sustain continuity of operation and/or to substitute the self-consumption energy requirements of the processes when the varying calorific value of a sample of the waste is deficient for same. One can do their own sensitivity analysis to evaluate same and come to their own conclusions! BioCrude’s Integrated MSW-Energy Solution evolves from first principles of Science, Chemistry, Engineering, Economics and Common Sense!

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

BioCrude’s Integrated MSW to Energy Complex for Municipal Applications

BioCrude’s solution of an Integrated Municipal Solid Waste to Energy complex is in line with the present trends in the Municipal Solid Waste (‘MSW’) industry and the main advantage of same is that it is comprised of a Materials Recovery Facility (‘MRF’) and different modular waste treatment processes and a power station.

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

4.	Composting facility: A portion of the land concession will host a type of composting system, depending on BioCrude’s evaluation of the waste analysis. A fertilizer will be procured, dried and stored in a warehousing facility for by-products.

5.	Biomethanation facility: Modular digesters (to handle the organic fraction of the MSW) are constructed in series and, synchronized in operation, in order to receive organic waste and process same to extract and capture the methane gas which will be piped to the power plant (will be combusted for the procurement of renewable energy), and yield a cured fertilizer, which will be dried and stored in the warehousing facility for by-products.

6.	RDF facility: A ‘Refuse Derived Fuel’ system (gasification derivative) will be procured and installed. The RDF facility will receive the nonorganic and noninert (hydro-carbon polymer and cellulose based waste) products, that will be used to make RDF pellets (compressed and dried bricks [fuel pellets]) that will be used as the primary feedstock for combustion within same, to generate renewable energy within the power plant.

7.	RDF – Biogas power plant: will be procured and installed within a certain section of the Complex with a dedicated Distributed Control System (DCS) for the MSW-Energy (RDF & Biogas based) power plant & fuel processing plant (controls & instrumentation for the boiler and turbine, instrumentation for the balance of the power plant and control room).

8.	Internal roads: will be constructed within the complex for vehicle/truck transport/passage within the complex.

9.	Green Belt: will be developed for aesthetic purposes and municipal environmental conformities.

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

By acquiring the necessary Concession (MSW, Land and Supply of Treated Effluent) and Power Purchase Agreements (PPA), from the respective governmental authorities of a certain country, with Sovereign Guarantees (with right of subrogation), the Company will develop its Integrated Municipal Solid Waste to Energy Complex, under ‘BOOT’ (Build, Own, Operate & Transfer) basis.

The following contractual understandings are the key prerequisite elements for establishing a mutual meeting of the minds, by and between BioCrude Technologies USA, Inc. and the governmental authorities of a municipality/country, for the successful realization of BioCrude’s MSW-Energy Complexes:

1.	MSW Concession for the guaranteed delivery of MSW to the Complex with an implied base tipping fee per ton (‘Put or Pay’) with annual escalations for the term (30 years) of the project with an option of renewal for an additional term (30 years) and Sovereign Guarantees from the Minister of Finance endorsing same.

2.	Land Lease Concession for the delivery of the required amount of land for project term (30 years), at an annual symbolic lease rate of $1/amount of land delivered/annum, with an option of renewal for an additional term (30 years).

3.	Supply of Treated Effluent Concession whereby the governmental authorities will supply the necessary treated water in order to fulfill the operational requirements of the MSW to Energy complex at a negligible symbolic annual rate for the term of the project with an option of renewal for an additional term (30 years).

4.	Power Purchase Agreement (PPA) [resale of procured electricity to the Power Corporation of the country in question], whereby the Power Corporation of a certain country will buy back the electricity produced by the MSW to Energy Complex at a base rate per kW-hr (‘Take or Pay’), with annual escalations for the term (30 years) of the project with an option of renewal for an additional term (30 years) and Sovereign Guarantees from the Minister of Finance endorsing same.

5.	Assistance from the Appropriate Governmental Ministries and Municipalities in obtaining all necessary permits and clearances for the Construction and Operation of the MSW-Energy Complex (stipulations in contracts).

Nota Bene: Depending on country policy on foreign investment, the Company may request or be granted an exemption of taxes, levies, duties and all other relevant taxes applicable to the importation of all plant, materials, equipment and rolling stock for the Construction of the MSW-Energy complex, from the appropriate Ministries, related thereto.

All of the aforesaid Concession agreements have to be granted at the same time in order for BioCrude to successfully realize the development (Engineering, Procurement and Construction) and operation of the MSW to Energy complex (the ‘Sovereign Guarantees’ and right of subrogation are critical and paramount for the funding requirements of the MSW to Energy complex).

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

Strategies of the Company

BioCrude’s strategy is designed to create a ‘PROFITABLE’ revenue stream through the direct acquisition of Concession Agreements from different Governments, for the implementation of BioCrude’s integrated MSW-Energy Complexes, or through the establishment of unique and strategic alliances via licensing arrangements and/or joint ventures within the industry milieu.

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

The Company is focused on four main areas to improve the performance of base operations and hence, increase cash flow generation. They are Pricing initiatives, Cost controls and operating efficiencies, Integrated Waste to Energy development initiatives with long term Concession Agreements and, Asset Management

BioCrude has developed a number of Lobbying (Sales/Solicitation) programs and the standardization of same. We believe that the pricing logic used in our fee structures, with implied ‘Put or Pay’ and ‘Take or Pay’ provisions for the supply of feedstock and resale of outputs (renewable energy), respectively, is not only reasonable, but competitive. We expect to continue to add valued ameliorations to our structured fee-based pricing of products and services. The goal of our pricing program is to generate price increases in excess of CPI, whilst being competitive in nature. BioCrude will derive revenues from a combination of commodity sales (Marketable by-products – fertilizer and energy resale), carbon credits (CER’s under the auspices of a ‘Clean Development Mechanism’ (CDM project)) and tipping (gate) and material processing fees. Fluctuations in commodity pricing are managed by a number of risk mitigation strategies including: financial hedging instruments (transfer of foreign exchange risk), floor prices, forward sales contracts, and index purchases. The goal is to optimize and stabilize the revenue stream, while still being competitive, net of cost of operations, and generate consistent positive cash flows.

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

During this time, we have also negotiated with ‘Pepsi Co India’ to build a 50 TPD prototype in the city of Panipat, India, in a strategic joint venture alliance. A few months later, Pepsi Co India’s New President/CEO had a change of corporate venue and put aside the Waste to Energy initiative. Ever since then, BioCrude Technologies, Inc. (Canada) decided not to pursue any more works in India.

Pricing initiatives

BioCrude has developed a number of sales/solicitation programs and the standardization of the sales/solicitation process and standardized the sales/solicitation process. We believe that the pricing logic used in our fee programs, with implied ‘Put or Pay’ and ‘Take or Pay’ provisions for the supply of feedstock and resale of outputs (renewable energy), respectively, is reasonable and competitive. We expect to continue to add to our fee-based pricing through additional administrative fees, recycling fees, late charges and further improvements to our existing fee structures. The goal of our pricing program is to generate price increases in excess of CPI. BioCrude will derive revenues from a combination of commodity sales (Marketable by-products – fertilizer and energy resale), carbon credits (CER’s under the ‘Clean Development Mechanism’ established pursuant to article 12 of the ‘Kyoto Protocol’ (CDM project)) and tipping fees paid for material processing. Fluctuations in commodity pricing are managed by a number of risk mitigation strategies including: financial hedging instruments (transfer of foreign exchange risk), Sovereign Guarantees, floor prices, forward sales contracts, index purchases, and tipping fees. The goal is to smooth revenue, net of cost of products purchased, and generate consistent cash flows.

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

Company milestones and plan of execution

BioCrude’s MSW to Energy initiative is, by definition, an ‘en suite’ of waste management and energy procurement, whereby the latter is a marketable byproduct derived from the intrinsic processes of the treatment of the MSW by procuring the necessary constituent feedstock (primary material) to produce the renewable energy in the modular section for power generation of the Integrated MSW to Energy complex.

BioCrude’s revenue model is based on revenue generation from the following: i) the operation of MSW to Energy complexes (tipping fees, resale of renewable energy, resale of other marketable by-products (compost, recyclables) and potential carbon credits, ii) Joint Venture license fees, whereby the prospective Joint Venture partner will buy a license from BioCrude (payment to be effected immediately after signature) for their participation in the consortium and will infuse its prorated share of equity capital for the potential MSW to Energy complex, and iii) EPC (‘Engineering, Procurement & Construction) management fees (general contracting fees, approximately 20% of the capital cost of the project).

In order to realize an integrated MSW to Energy complex, as defined in the ‘Business Model’, all Concession Agreements (guarantee of MSW supply, Land and Supply of Treated Effluent) as well as a Power Purchase Agreement must be contracted concurrently, for they are ‘ALL’ necessary constituent elements for the development of an integrated MSW to Energy complex.

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

A vote of confidence has been bestowed to BioCrude by the governmental authorities of the Autonomous Island of Grande Comore on its proposed integrated waste management solution for the Autonomous Island of Grande Comore through the awarding of the necessary Concession Agreements (delivery of MSW, Land and Supply of Treated Effluent) for 30 years (with a renewal option of 30 years) with Sovereign Guarantees for the implementation (design, build, finance and operate) of a 700 TPD Municipal Solid Waste to Energy Complex, in the city of Moroni, Autonomous Island of Grande Comore, Union of the Comoros. Furthermore, a Power Purchase Agreement has been signed with the ‘Le Gestion de l’Eau et de l’Électricité aux Comores (MA-MWE)’ whereby same will buy back all procured renewable energy from the MSW to Energy complex for the term of the Concessions (and renewal option).

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

Different facets and schedule of events for the pursuit and realization of MSW to Energy projects (excluding lobbying activities)

Contract Conclusion, Engineering, Procurement& Construction

A. Signature of the following Accords necessary for the realization of the MSW-Energy Complex in Moroni, Autonomous Island of Grande Comore

1.	Deed of Assignment Agreement (‘Protocol of Engagement’) by and between the Government of the Autonomous Island of Grande Comore and BioCrude Technologies USA, Inc. Contract was signed January 11, 2016.

2.	The signing of the Concession Agreement for the Municipal Solid Waste, Land Lease Agreement and Agreement for the supply of treated Municipal Water on January 11, 2016

3.	The signing of the Power Purchase Agreement (PPA) with the ‘Le Gestion de l’Eau et de l’Électricité aux Comores (MA-MWE)’ [ Power Corporation of the Autonomous Island of Grande Comore] on January 11, 2016

4.	Opening of a new Comorian Corporation (in the country in question) totally owned by BioCrude Technologies USA, Inc., opening of bank account and execution of all party obligations contained in the Deed of Assignment. This was done on January 12, 2016

5.	Reception of letter from new governmental administration of the Autonomous Island of the Grande Comore (after elections on May 2016) reaffirming their initiative and will to fully respect and execute the engagements signed on January 11, 2016; August 25, 2016

6.	Site selection (site Identification and legal designation (Cadastral, Lot, etc. ...)) for the MSW-Energy Complex, preparation of legal documents to annex same to the Land Lease Agreement and Assignment of selected parcel of land to BioCrude, as per the stipulations of the Land Concession agreement on November 12, 2016.

7.	Incorporating agreed to amendments and/or modifications to the contractual engagements of January 11, 2016 into the new agreements replacing those of January 11, 2016: December 9, 2016.

8.	Granting of a Treasury Guarantee to BioCrude from the governmental administration of the Autonomous Island of the Grande Comore, as per the stipulations of the Concession and Power Purchase Agreements: December 10, 2016

(Fully executed; timeline: it took approximately 8 months)

B. Organizational Matrix: Construction, Management, Operations and Maintenance of Project

1.	Flowchart of management staff

2.	Organization of the Waste Management (Collection, Transportation, Sorting and Treatment)

3.	Flowchart of Engineering, Procurement and Construction
4.	Flowchart of Operations Complex and Maintenance

5.	Flowchart for the influx of feedstock and the out flux (distribution) of by-products

(Fully executed; timeline: The tasks identified above in B are part and parcel of the submitted preliminary proposal, which included the ‘Prefeasibility Study & Detailed Project Report’ and the ‘Business Plan (with financial metrics)’, to the Governmental Authorities of the Autonomous Island of Grande Comore (September 2015) for the realization of the Concession and Power Purchase Agreements in accordance to the provisions of the Deed of Assignment pursuant to a Public-Private Partnership (PPP)).

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

1.	Program Implementation Plan (Project Execution Plan ’PEP’) Completed

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

6.	Construction 10 to 14 months following the execution of E.5. above incorporating a startup synchronization period of approximately 1 to 2 months

7.	Operation and Maintenance Complex NA for Development timeline

F. Project Management and Control: Project Implementation Plan (PIP)

1.	A preliminary feasibility study and a detailed report of the complex Completed

2.	Strategic planning and economic analysis Completed

3.	The selection of the field Completed

4.	Preliminary engineering Completed

●	Economic analysis and project risks

●	The estimate of the total capital investment as well as operating and maintenance costs

●	The preliminary assessment of environmental impact and permitting requirements

●	The technology research, analysis and conceptualization

5.	Reliability analysis Completed

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

11.	Effect of development on sensitive regional systems sent by either air or by ground water systems

(Fully executed; timeline: Part and parcel of the submitted preliminary proposal (‘Prefeasibility Study & Detailed Project Report’ incorporating an ‘Environmental Impact Analysis’) to the Governmental Authorities of the Autonomous Island of Grande Comore for the realization of the Concession and Power Purchase Agreements in accordance to the provisions of the Deed of Assignment pursuant to a Public-Private Partnership (PPP); the Environmental Impact Analysis was acceptable to the Governmental Authorities of the Autonomous Island of Grande Comore, hence no caveats, provisions or stipulations related thereto are within the signed contractual agreements).

Planning and Timetable for the Project

The Summary forecast for the following tasks of the project planning encompasses a timeline of 6 to 8 months:

●	Analysis of the composition and characteristics of municipal solid waste,

●	Study and preparation of plans for the preliminary engineering,

●	Study and preparation of detailed plans of Engineering.

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

January 2016 – Concluded Engagements: signed Deed of Assignment pursuant to a Public-Private Partnership (PPP), MSW, Land and Supply of Treated Effluent Concession Agreements and a Power Purchase Agreement (PPA), by and between the Government of the Autonomous Island of Grande Comore and BioCrude Technologies USA, Inc., for the implementation of the first Waste to Energy complex in the municipality of Moroni, which are as follows:

●	Deed of Assignment pursuant to a Public-Private Partnership (PPP): exclusively assigning the rights of waste management treatment to BioCrude via the inter-related specific concession vehicles, all defining protocol and mode of engagement as well as rights, interests and obligations of each engaging entity for the term of engagement (30 years) with an option of renewal for an additional term (30 years). Contract was signed January 11, 2016 and amended on December 9, 2016.

●	MSW Concession* for the guaranteed delivery of MSW to the Complex with an implied base tipping fee per ton of MSW (‘Put or Pay’ for the minimum MSW guarantee of 700 TPD) with annual escalations for the term (30 years) of the project with an option of renewal for an additional term (30 years) and Sovereign Guarantees from the Minister of Finance endorsing same. Contract was signed January 11, 2016 and amended on December 9, 2016.

●	Land Lease Concession for the delivery of the required amount of land for project term (30 years), at an annual symbolic lease rate of $1/amount of land delivered/annum, with an option of renewal for an additional term (30 years). Contract was signed January 11, 2016 and amended on December 9, 2016.

●	Supply of Treated Effluent Concession whereby the governmental authorities will supply the necessary treated water in order to fulfill the operational requirements of the MSW to Energy complex at a negligible symbolic annual rate for the term of the project with an option of renewal for an additional term (30 years). Contract was signed January 11, 2016 and amended on December 9, 2016.

●	Power Purchase Agreement (PPA)* [resale of procured electricity to the Power Corporation of the country in question], whereby the Power Corporation of a certain country will buy back the electricity produced by the MSW to Energy Complex at a base rate per kW-hr (‘Take or Pay’ for all of the renewable energy procured less the self-consumption needs of the MSW-Energy complex), with annual escalations for the term (30 years) of the project with an option of renewal for an additional term (30 years) and Sovereign Guarantees from the Minister of Finance endorsing same. Contract was signed January 11, 2016 and amended on December 9, 2016.

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

* On July 27, 2017, the Governmental Authorities of the Autonomous Island of the Grande Comore have issued to BioCrude a ‘Treasury Bond’, with supporting literature (indenture, resolutions, etc.…; as filed with SEC as part of the Company’s S-1(/A) registration statement(s), as well as other in other Form filings) baring a face value of twenty million United States Dollars (20,000,000 USD), in lieu of a ‘Revolving Letter of Credit (RLC)’, replenished quarterly (for the duration of the term of the contractual engagements), as per the provisions and stipulations of the contractual engagements (Concessions and Power Purchase Agreements). This Treasury Bond serves as a default payment mechanism guarantee, in the event of nonpayment of the Governmental Authorities of the Autonomous Island of the Grande Comore’s financial contractual obligations (tipping fees and/or fees due for the purchase of the renewable energy), which same can immediately, after default, be executed upon by BioCrude, to remedy default.

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

Nota Bene: The following contractual attributes are intrinsic to the aforesaid contractual (Concessions) agreements:

●	Contracts are backed by Government Sovereign Guarantees

●	Law and Jurisdiction of Dispute Arbitration (Canada)

●	Law of Contract execution immunized against change of law with Grandfather clause

●	Government issuance of (USD 20 Million) Treasury Bond; covers any interim financial defaults – replenished quarterly

●	Government payments are in US dollars (foreign exchange rate risk eliminated)

●	Zero Income Taxes, VAT’s and no levies & duties of imported materials, equipment, rolling stock, etc.… for duration of contract (30 years)

●	Assignment of contracts/change of control clauses benefiting BioCrude (to its discretion)

●	Land Lease Concession: Symbolic $1 US per 25 hectares per year, for 30 years (term), and for additional 30-year renewal term (no escalations / changes)

●	Supply of Effluent Concession: Symbolic $1 US per 7,000 kL of Effluent (water) per day, for 30 years (term), and for additional 30-year renewal term (no escalations / changes)

●	Supply of primary feedstock (waste): 700 tons per day not only at zero cost, but at either a ‘gate fee’ [government pays BioCrude this tipping fee]

●	Government buys back all procured renewable energy (net of self-consumption of complex) via a Power Purchase Agreement for the duration of the 30-year term and renewal option thereof

●	BioCrude is beneficiary of all Certified Emissions Reduction Credits (CERs) due to the MSW to Energy project

●	BioCrude’s management and its Joint-Venture Partner, China Machinery Industry Construction Group Inc. (SINOCONST), have BONIFIDE credentials to execute the Engineering, Procurement, and Construction (‘EPC’) of the MSW to Energy project, as well as the management of the operations to same*

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

As a caveat for securitizing payment of the contract price for Engineering, Procurement and Construction (‘EPC’) works, via the financing mechanism established by SINOCONST, JV Consortium will set up ‘Special Purpose Vehicle’s/Entity’s’ (‘SPV/SPE’) for each and every acquired Project. The JV Consortium’s mission and ethos for creating an SPV/SPE of each well-defined Project is to enable direct securitization of financially engineered loans (and other receivables) against direct assets. SINOCONST’s association (equity participation) into every SPV/SPE will be provisional, in a sense where same will have a certain stake in the shareholdings (Common Stock) of the SPV/SPE (as defined in the Capital Structure of the SPV/SPE, as referenced below and in the Memorandum and Articles of Association of same, refer to Annex I), until such time that the loans vested for the development (Design, Building of Project by SINOCONST) of the Project are fully paid back by the JV Consortium from the proceeds of the receivables (for services rendered to client by the Project (SPV/SPE)), and all shares of Common Stock held by SINOCONST are transferred (sold to BioCrude for Project loan(s) repayment, only) to BioCrude as full and final settlement for the loan (that paid for the contract price of said development to SINOCONST). As part and parcel to the securitization of the loans in the SPV/SPE, BioCrude shall assign and/or subrogate its rights to its assets of that distinct Project (Concessions and Power Purchase Agreements, Sovereign Guarantees, Revenues of Operation, etc.…) to the SPV/SPE (‘JV Consortium’), and same shall be subject to Charges (Mortgage, privilege, etc..) for financing (funding), only.

On April 4, 2017, SINOCONST and BioCrude have commissioned the services of B & W INT’L SECRETARY LIMITED (Honk Kong, China) [law firm] to establish an SPV/SPE, ‘BioCrude Technologies, (Hong Kong) Limited’ [JV Corporation], as the development vehicle for the MSW to Energy project for the Autonomous Island of the Grande Comore, Union of the Comoros (BioCrude Technologies, (Hong Kong) Limited; filed as an exhibit with the SEC). The ‘SPV/SPE’ possesses the following characteristics:

1.	Memorandum and Articles of Association: ‘The Companies Ordinance (Cap. 622) [Hong Kong, China]’ for ‘Private Company Limited by Shares’ is utilized as the base Memorandum and Articles of Association and enhanced / modified as per the terms, conditions and stipulations of the JV Agreement by and between SINOCONST and BioCrude (‘Memorandum and Articles of Association’; filed as an exhibit with the SEC).

2.	Organization and Capital Structure: as per the stipulations of the Memorandum and Articles of Association, and modified to reflect the following, as well:

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

On September 1, 2017, BioCrude, in joint with SINOCONST (‘JV Consortium’), have had a work session (in Beijing, China) with China Export and Credit Insurance Corporation (‘SINOSURE’), to clarify particulars regarding BioCrude’s Municipal Solid Waste (MSW) to Energy Complex (‘Project’) in the municipality of Moroni, Autonomous Island of the Grande Comore, Union of the Comoros, more particularly, the Concessions and Power Purchase Agreements and the Deed of Assignment pursuant to a Public – Private Partnership. Thereafter, BioCrude and SINOCONST, on behalf of BioCrude Technologies, (Hong Kong) Ltd (‘SPV/SPE’), have submitted an application to SINOSURE requesting loan insurance for the Project. As part and parcel to the loan insurance application, an independent third-party feasibility study for the Project was requested. The JV Consortium has taken the initiative to solicit same for the execution of the required works.

On September 5, 2017, JV Consortium, on behalf of SPV/SPE, had a work session (in Beijing, China) with the Industrial and Commercial Bank of China Limited (‘ICBC’), and shortly therewith, submitted to same, an application for funding for BioCrude’s Project. We are awaiting feedback regarding the indicative terms and conditions (‘term sheet’) for the Project funding.

On October 5, 2017, BioCrude received from ICBC, the indicative terms and conditions (‘term sheet’) for the Project funding (term of validity was six months). On April 8, 2018, BioCrude received from ICBC, a renewal of the ‘term sheet’, extending the term of validity for another six months.

On January, 2018, BioCrude, in joint with SINOCONST (‘JV Consortium’), have commissioned out the works related to the feasibility study of the Municipal Solid Waste (MSW) to Energy Complex (‘Project’) in the municipality of Moroni, Autonomous Island of the Grande Comore, Union of the Comoros, to China International Electronic Commerce Center (‘CIECC’), an independent engineering firm in China, acceptable to SINOSURE’s shortlist of accredited and acceptable suppliers for same.

On January 23, 2018, BioCrude, in joint with SINOCONST (‘JV Consortium’), had a work session (in Beijing, China) with CIECC. CIECC had requested that all of BioCrude’s literature be translated into mandarin (translation was concluded by March 30, 2018); the status of the final report of the feasibility study for the project, as of these presences, is on hold due (awaiting feedback from the federal government of Union of the Comoros).

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

Employees

As of December 31, 2021, we have one officer (Mr. John Moukas) who is also a director of the company, and two non-employee directors, (Mr. Boris Baran and Mr. Edmond-Dario Monzon). We have no agreements with any of our management for any services, but we do use independent professional contractors to execute works on a need-to-need basis.

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

We intend to furnish to our stockholders’ annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three-quarters of each fiscal year. You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s public reference room at the following location:

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

Holders of Common Stock

As of December 31, 2021, we had 316 stockholders of record of the 50,710,386 shares outstanding.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in ‘Risk Factors’ and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

OVERVIEW AND OUTLOOK

With the signing of the Concession Agreements with the country of the Union of the Comoros and the funds raised through this common share offering the Company during the next twelve months will be able to aggressively implement the building of its corporate infrastructure by adding a few key senior managers to oversee the control of the management of the Complexes and the general management of the Company. In addition, technical staff experienced in the management of the Engineering, Procurement, and Construction (‘EPC’) activities, a key component in the controlling the successful creation of a Complex will also be hired. The anticipated cost for accomplishing this is approximately $8 million, which includes the provisions for infrastructure development of the Company (construction, fixed assets and equipment procurement), human resource staffing and working capital.

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

RESULTS OF OPERATIONS

Revenue

We did not generate revenue during the year ended December 31, 2021 or 2020.

Costs and Expenses

During the year ended December 31, 2021 there were $427,330 of operating expenses consisting of general and administrative expenses. Operating expenses for the prior year ended December 31, 2020 was $283,752, consisting of general and administrative.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $1,778 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the year ended December 31, 2021 and December 31, 2020. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the year ended December 31, 2021	For the year ended December 31, 2020
Net cash used in operating activities	$(310,266)	$(279,584)
Net cash used in investing activities	(5,092)	—
Net cash provided by financing activities	207,165	389,250
Effect of exchange rate changes on cash	—	—
Net increase (decrease) in Cash	(108,193)	(109,666)
Cash, beginning of year	109,971	305
Cash, end of year	$1,778	$109,971

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

Operating activities

Net cash used in operating activities was $310,266 for the year ended December 31, 2021 and $279,584 for December 31, 2020.

Investing activities

Net cash used in investing activities was $5,092 and $ Nil for the year ended December 31, 2021 and the year ended December 31, 2020, respectively.

Financing activities

Net cash provided by financing activities was $207,165 and $389,250 for the year ended December 31, 2021 and the year ended December 31, 2020, respectively.

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

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading ‘Results of Operations’ following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BioCrude Technologies USA, Inc. (the ‘Company’) as of December 31, 2021 and 2020, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the ‘financial statements’). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (‘PCAOB’) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2018

Lakewood, CO

March 14, 2022

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$1,778	$109,971
Property, plant and equipment	20,854	19,697
TOTAL ASSETS	$22,632	$129,668

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$16,424	$21,400
Accounts payable and accrued liabilities - related parties (Note 6)	41,664	104,727
Convertible notes (Note 3)	—	—
Loans payable (Note 4)	138,394	152,169
TOTAL LIABILITIES	$196,482	$278,296

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 50,710,386 and outstanding (December 31, 2020 - 50,621,336)	$50,711	$50,622
Additional paid in capital	8,523,756	8,167,646
Subscription receivable	—	(50,000)
Accumulated other comprehensive income	28,678	28,654
Deficit	(8,774,402)	(8,343,939)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTALBLE TO EQUITY SHAREHOLDERS’ OF THE COMPANY	—	—
NON-CONTROLLING INTEREST	$(2,593)	$(1,611)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$22,632	$129,668

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(EXPRESSED IN US DOLLARS)

	Years Ended December 31,
	2021	2020
OPERATING EXPENSES
General and administrative expenses	$427,330	$283,735
LOSS FROM OPERATIONS	(427,330)	(283,735)
Accretion and Interest expense	(4,125)	(4,750)
Income tax expense (Note 5)	—	—
NET LOSS	$(431,455)	$(288,485)
OTHER COMPREHENSIVE LOSS
Translation to reporting currency	34	(24)
TOTAL COMPREHENSIVE LOSS	$(431,421)	$(288,509)

NET LOSS ATTRIBUTALBE TO
Equity shareholders of the Company	$(430,463)	$(288,485)
Non-controlling interest	(992)	—
NET LOSS	$(431,455)	$(288,485)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(430,439)	$(288,502)
Non-controlling interest	(982)	(7)
TOTAL COMPREHENSIVE LOSS	$(431,421)	$(288,509)

Loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average number of shares outstanding – basic and diluted	50,689,793	50,516,852

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

	Number of shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non- controlling interest	Total
Balance at December 31, 2019	50,483,836	$50,484	$7,617,783	$28,671	$(8,055,454)	$(358,516)	$(1,604)	$(360,120)
Subscription receivable	—	—	—	—	—	(50,000)	—	(50,000)
Stock issued for services	30,000	30	119,970	—	—	120,000	—	120,000
Stock issued for conv. debts	—	—	—	—	—	—	—	—
Stock issued for cash	107,500	108	429,893	—	—	430,000	—	430,000
Beneficial conversion feature	—	—	—	—	—	—	—
Foreign currency translation gain	—	—	—	(17)	—	(17)	(7)	(24)
Net loss	—	—	—	—	(288,485)	(288,485)	—	(288,485)
Balance at December 31, 2020	50,621,336	$50,622	$8,167,646	$28,654	$(8,343,939)	$(147,017)	$(1,611)	$(148,628)
Stock issued for services	46,550	47	186,153	—	—	186,200	—	186,200
Subscription Receivable	—	—	—	—	—	50,000	—	50,000
Stock issued for cash	42,500	43	169,957	—	—	170,000	—	170,000
Beneficial conversion feature	—	—		—	—	—	—
Foreign currency translation gain	—	—	—	24	—	24	10	34
Net loss	—	—	—	—	(430,463)	(430,463)	(992)	(431,455)
Balance at December 31, 2020	50,710,386	$50,622	$8,523,756	$28,678	$(8,774,402)	$(171,257)	$(2,593)	$(173,850)

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(431,455)	$(288,485)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion and interest expenses	4,126	4,751
Amortization	3,935	4,055
Stock issued for services	186,198	120,000
Forgiveness accrued interest	—	—
Foreign exchange	(5,031)	(15,933)
Changes in operating assets and liabilities
Prepaid expenses	—	—
Accounts payable and accruals	(4,976)	(6,838)
Accounts payable and accrued liabilities - related party	(63,063)	(97,134)
Net cash used in operating activities	(310,266)	(279,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt
Proceeds from private placement	220,000	380,000
Proceeds of loans payable	(12,835)	9,250
Net cash provided by financing activities	207,165	389,250

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,092)	—
Net cash used in financing activities	(5,092)	—
Effect of exchange rate changes on cash	—	—

CHANGE IN CASH DURING THE YEAR	(108,193)	109,666

CASH BEGINNING	109,971	305

CASH ENDING	$1,778	$109,971

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

Noncash investing and financing activities:
Beneficial conversion feature discount related to the issuance of convertible debt	$—	$—
Conversion of convertible debt to common stock	$—	$—
Stock issued for services	$186,200	$66,000
Forgiveness accrued interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Nature of Operations

Biocrude Technologies USA, Inc. (the ‘Company’) was incorporated under the laws of the State of Nevada on December 29, 2015. The Company’s principal business objective is to provide resource management expertise and services, catering to commercial, municipal, and industrial customers, primarily in the areas of solid waste management and recycling services.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (‘US GAAP’) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date, and has accumulated losses of $8,774,402 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with US GAAP and are presented in United States dollars.

The accompanying consolidated financial statements include the accounts of its 70% owned subsidiary, Biocrude Technologies (Hong Kong) Limited (‘Biocrude HK’). All significant inter-company transactions and balances have been eliminated upon consolidation.

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

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, ‘Fair Value Measurements and Disclosures’, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash balances and highly-liquid instruments with an original maturity of three months or less. As at December 31, 2021 and 2020, the Company does not have cash equivalents.

Property, plant and equipment

Property, plant and equipment are recorded at cost and depreciated to its estimated residual values using the straight-line method over its estimated useful lives of 8 years.

Share-based Expense

ASC 718, ‘Compensation – Stock Compensation’, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, ‘Equity – Based Payments to Non-Employees.’ Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

Earnings Per Share Information

FASB ASC 260, ‘Earnings Per Share’ provides for calculation of ‘basic’ and ‘diluted’ earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

NOTE 3 – STOCKHOLDER’S DEFICIT

Common stock

The authorized common stock of the Company consists of 75,000,000 shares with a $0.001 par value.

During the year ended December 31, 2021, the Company issued 46,550 shares of the Company’s common stock, with a fair value of $186,200, for services rendered.

During the year ended December 31, 2021, the Company issued 42,500 shares of the Company’s common stock for cash proceeds of $170,000.

NOTE 4 – CONVERTIBLE NOTES

During the year ended December 31, 2021, the Company did not issue any convertible notes.

NOTE 5 – LOANS PAYABLE

As at December 31, 2021, the Company has loans payable of $108,580 (December 31, 2020 – $126,481) in principal and accrued interest of $29,814 (December 31, 2020 - $25,688) outstanding. These loans bear an interest rate of 4%, are unsecured and have extended maturities until December 31, 2022. Included in the balance of loans payable as at December 31, 2021, $25,336 (December 31, 2020 - $32,291) was due to a director of the Company.

NOTE 6 - INCOME TAXES

The Company has established a valuation allowance against deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2021. Management periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly and recorded as a tax benefit.

A reconciliation of income taxes at statutory rates is as follows:

	Years Ended December 31,
	2021	2020
LOSS BEFORE INCOME TAXES	$(431,455)	$(288,485)
Statutory tax rate	21%	21%
Expected recovery at statutory rate	(90,606)	(60,582)
Non-deductible expenses	—	—
Temporal differences	827	1,405
Change in valuation allowance	89,779	59,177
Income tax expense	$—	$—

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	Years Ended December 31,
	2021	2020
Non-capital losses	$(692,000)	$(602,000)
Valuation allowance	692.000	602,000
Net deferred tax asset	$—	$—

The Company has non-capital losses carried forward of approximately $3,293,000 which expire between 2029 and 2041.

NOTE 7 - RELATED PARTY TRANSACTIONS

As at December 31, 2021, the ‘CEO’ of the Company and a director had advanced the Company a cumulative $41,664 (2020 - $104,727) net of repayments for the payment of the Company’s operating expenses. These amounts are unsecured, without interest and payable on demand and are included in accounts payable and accrued liabilities – related parties.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to December 31, 2021, the Company issued 12,500 shares of the Company’s common stock for cash proceeds of $50,000 (January 23, 2022).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our current registered independent public accountant is BF Borgers CPA PC (5400 W Cedar Ave, Lakewood, CO, USA 80226; Ph: 303-953-1454, Fax: 720-251-8836; Website: www.bfbcpa.us), as per the stipulations declared on the Form 8-K, dated March 14, 2019. During the fiscal year ended December 31, 2021, there were no disagreements whatsoever, with our registered independent public accountant (BF Borgers CPA PC) on any matter of accounting principles or practices, fiscal statement disclosures or auditing scope or procedure which, if not resolved by our registered independent public accountants, would have caused same to make reference to the subject matter of the disagreements in connection with its reports for such fiscal year(s); and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K except for the material weakness mentioned hereunder in Item 9A, Controls and Procedures (sub-section ‘Management’s Report on Internal Control Over Financial Reporting’).

The reports of BF Borgers CPA PC on our financial statements, as of the fiscal year ended December 31, 2021, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports for each such fiscal year included a paragraph (of unqualified opinions) stating that there was substantial doubt about our ability to continue as a going concern.

ITEM 9A. CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer, John Moukas, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this report. Based on that evaluation, they have concluded that, as of December 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘COSO’). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2021 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers

Name	Age	Position
John Moukas	56	Director, President and CEO
Boris Baran	75	Director and Secretary
Edwin-Dario Monzon	44	Independent Director
Domenico Chiovitti	76	Officer and Advisor to the Board
Peter Rona	76	Advisor to the Board

Directors, Executive Officers, Advisors, Promoters and Control Persons

●	John Moukas: B.Sc. Eng., Chairman / CEO; Specializing in early-stage technology start-ups, finance and securities (private and public corporations).

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

●	Boris Baran: M.Sc., Director / Secretary; Seasoned Executive with Corporate Development skills, Team Building experience and Corporate Strategist.

Mr. Boris Baran has an extensive 40-year background in IT; Mr. Baran has served in the following related capacities:

●	Providing solutions to business problems for major corporations by conducting feasibility studies and by designing/developing/implementing computer-based information systems. These activities were performed as an independent consultant and as an employee of IBM Canada.

●	Engaged as a Systems Engineer by IBM Canada, whereby his responsibilities included customer technical support as well as the marketing of goods and services.

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

●	Edwin-Dario Monzon: B.A., LL.B.; Independent Director; Major strengths include Compliance, Governing Law, Civil-Commercial Litigation, Financial Public Relations and Presentation and Public Interviews.

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

Mr. Monzon is fluent in English, French and Spanish

●	Domenico Chiovitti: B.Sc., CTO / VP R&D; Senior Chemist & Project Supervisor; Specialist in Quality Control of End Products, Research and Development of Products and Chemical processes, Laboratory Set Up, Management and Supervision.

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

●	Peter Rona: MBA, Advisor to the Board; Major strengths include Team Building, Contract Negotiations, Executive Management, Financial Public Relations and Presentation, Public Interviews and creating focus around the order of Corporate Priorities.

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

Limitation of Liability of Directors

Pursuant to the NRS, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director, if he acted in good faith and in a manner he believed to be in our best interests.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the ‘Exchange Act’), requires our executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and Directors, we believe that as of the date of this filing they were all current in their filings.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

Summary Compensation Table

The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer and our other executive officers during the last seven fiscal years.

(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year		Salary*	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation earnings	All Other compensation	Total Compensation
John Moukas, Chief	2015		$31,400	0	0	0	0	0	0	$31,400
Executive Officer	2016		$26,398	0	0	0	0	0	0	$26,938
President & Director	2017		$35,167	0	0	0	0	0	0	$35,167
	2018		$37,189	0	0	0	0	0	0	$37,189
	2019		$40,037	0	0	0	0	0	0	$40,037
	2020		$54,609	0	0	0	0	0	0	$54,609
	2021	*	$48,143	0	0	0	0	0	0	$48,143

Boris Baran	2015		$0	0	$746,121 **	0	0	0	0	$746,121
Sec. Treas. Dir.	2016		$0	0	0	0	0	0	0	$0
	2017		$0	0	0	0	0	0	0	$0
	2018		$0	0	0	0	0	0	0	$0
	2019		$0	0	0	0	0	0	0	$0
	2020		$0	0	0	0	0	0	0	$0
	2021	*	$0	0	0	0	0	0	0	$0

Edwin-Dario Monzon	2017		$0	0	0	0	0	0	0	$0
	2018		$0	0	0	0	0	0	0	$0
	2019		$0	0	0	0	0	0	0	$0
	2020		$0	0	0	0	0	0	0	$0
	2021	*	$0	0	0	0	0	0	0	$0

 *As of December 31, 2021

**Stock Award(s): During the year ended December 31, 2015, the Company issued 1,000,000 shares of the Company’s common stock to Mr. Baran with an aggregate grant date fair value of $746,121, based on the fair value of the Company’s common stock of approximately $0.75 per share, in accordance with FASB Topic 718.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2021.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2021, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Transaction Type (Account Recorded)	Address	Number of Shares Beneficially Owned (*)	Percent of Class (**)
John Moukas (Chairman/CEO)	Historical: Creator, Incubator of Company – Acquired Stock	465 88th Avenue, Laval, Quebec, Canada H7W 3G1	37,966,375	74.87
Cerasela Tesleanu (Spouse to John Moukas)	Historical Gifted Stock from John Moukas’ holdings	465 88th Avenue, Laval, Quebec, Canada H7W 3G1	1,500,000	2.96
Mike Mavrigiannakis (Shareholder: Brother-in-law to John Moukas)	Convertible Loan & Gifted Stock (GS)	208 Maupassant DDO Quebec, Canada H9G 3A9	2,638,000	5.20
Vickie Moukas Mavrigiannakis (Shareholder: Sister to John Moukas & Married to Mike Mavrigiannakis)	Convertible Loan & Gifted Stock (GS)	208 Maupassant DDO Quebec, Canada H9G 3A9	2,638,000	5.20
Boris Baran (Secretary/Director)	Acquired Stock	1008-5350 MacDonald Ave., Montreal, Quebec Canada H3X 2V2	1,008,500	1.99

(*)	Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute ‘Beneficial Ownership’ of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within sixty (60) days.

(**)	Percent of class is calculated on the basis of the number of shares outstanding on December 31, 2021: 50,710,386.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Director Independence

We currently do not have any independent directors, as the term ‘independent’ is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC Markets does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of ‘independence’ as defined under the rules of the New York Stock Exchange (‘NYSE’) and American Stock Exchange (‘Amex’).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The review fees charged by BF Borgers CPA PC for three months ended (Q1: March 31, 2021), six months ended (Q2: June 30, 2021) and nine months ended (September 30, 2021) quarterly report reviews were $3,240 each, and audit fees charged by BF Borgers CPA PC related to this Form 10-K (2021) filing for reviewing and issuing a consent letter for same was $9,720.

(2) AUDIT-RELATED FEES

Darren Reinblatt CPA, Inc. charged the Company $3,917 for bookkeeping and administrative services for the year ended December 31, 2021.

Mao & Ying LLP, CPA, Inc. charged the Company $11,000 for accounting and financial statement preparations for the year ended December 31, 2021 (including fees for this Form 10-K (2021) filing).

(3) INCOME TAX FEES

The Income Tax fees charged by BF Borgers CPA PC for year ended December 31, 2021, as filed with the ‘IRS’, are $1,650 and the Income Tax fees charged by Darren Reinblatt CPA, Inc. for the year ended December 31, 2021, as filed with the ‘Canada Revenue Agency’ and ‘Revenue Quebec’ were $1,000.

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

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the ‘Index to Financial Statements’ at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biocrude Technologies USA, Inc.

By:
/S/ John Moukas, President
Date: March 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ John Moukas	President, Director, Principal Executive Officer	March 14, 2022