Form 10-Q
period 2022-03-31
BioCrude Technologies USA, Inc.
filed 2022-05-10
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

Yes ☐ No ☒

As of March 31, 2022, the issuer had 50,722,886 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	UNAUDITED March 31, 2022	AUDITED December 31, 2021

ASSETS
CURRENT ASSETS
Cash	$202	$1,778
Property, plant and equipment	19,956	20,854
TOTAL ASSETS	$20,158	$22,632

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$19,255	$16,424
Accounts payable and accrued liabilities - related parties (Note 6)	22,923	41,664
Convertible notes (Note 3)	—	—
Loans payable (Note 4)	155,834	138,394
TOTAL LIABILITIES	$198,012	$196,482

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 50,722,886 and outstanding (December 31, 2021 - 50,710,386)	$50,723	$50,711
Additional paid in capital	8,573,744	8,523,756
Subscription receivable	—	—
Accumulated other comprehensive income	28,704	28,678
Deficit	(8,828,443)	(8,774,402)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTALBLE TO EQUITY SHAREHOLDERS OF THE COMPANY	—	—

NON-CONTROLLING INTEREST	$(2,582)	$(2,593)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,158	$22,632

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	UNAUDITED March 31, 2022	UNAUDITED March 31, 2021
OPERATING EXPENSES
General and administrative expenses	$53,048	$162,695
LOSS FROM OPERATIONS	(53,048)	(162,695)
Accretion and Interest expense	(993)	(1,101)
Income tax expense (Note 5)	—	—
NET LOSS	$(54,041)	$(163,796)
OTHER COMPREHENSIVE LOSS
Translation to reporting currency	37	14
TOTAL COMPREHENSIVE LOSS	$(54,004)	$(163,782)

NET LOSS ATTRIBUTALBE TO
Equity shareholders of the Company	$(54,041)	$(163,796)
Non-controlling interest	—	—
NET LOSS	$(54,041)	$(163,796)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(54,015)	$(163,786)
Non-controlling interest	11	4
TOTAL COMPREHENSIVE LOSS	$(54,004)	$(163,782)

Loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	50,705,744	50,558,161

See accompanying notes to unaudited interim consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Number of shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non-controlling interest	Total
Balance at December 31, 2020	50,483,836	$50,484	$8,167,646	$28,654	$(8,343,939)	$(147,017)	$(1,611)	$(148,628)

Stock issued for services	46,550	47	186,153	—	—	186,200	—	186,200
Subscription receivable	—	—	—	—	—	50,000	—	50,000

Stock issued for cash	42,500	43	169,957	—	—	170,000	—	170,000
Foreign currency translation loss	—	—	—	24	—	24	10	34
Net loss	—	—	—	—	(430,463)	(430,463)	(992)	(431,455)
Balance at December 31, 2021	50,710,386	$50,711	$8,523,756	$28,678	$(8,774,402)	$(171,257)	$(2,593)	$(173,850)
Stock issued for services	—	—	—	—	—	—	—	—
Subscription receivable	—	—	—	—	—	—	—	—
Stock issued for cash	12,500	12	49,988	—	—	50,000	—	50,000
Foreign currency translation loss	—	—	—	26	—	26	11	37
Net loss	—	—	—	—	(54,041)	(54,041)	—	(54,041)
Balance at March 31, 2022	50,722,886	$50,723	$8,573,744	$28,704	$(8,828,443)	$(175,272)	$(2,582)	$(177,854)

The accompanying notes to unaudited interim consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(EXPRESSED IN US DOLLARS)

	UNAUDITED March 31, 2022		UNAUDITED March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(54,041)	$(163,796)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion and interest expenses		994	1,102
Amortization		898	825
Stock issued for services			66,198
Forgiveness accrued interest		1,483	—
Foreign exchange			1,329
Changes in operating assets and liabilities			—
Prepaid expenses			—
Accounts payable and accruals		2,831	(5,659)
Accounts payable and accrued liabilities - related party		(18,741)	(65,101)
Net cash used in operating activities		(66,576)	(165,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt
Proceeds from private placement		50,000	220,000
(Repayment) Proceeds of loans payable		15,000	(12,835)
Net cash provided by financing activities		65,000	207,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment
Net cash used in financing activities
Effect of exchange rate changes on cash

CHANGE IN CASH DURING THE PERIOD		(1,576)	42,063

CASH BEGINNING		1,778	109,971

CASH ENDING		$202	$152,034

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$		$—
Interest paid	$		$—
Noncash investing and financing activities:
Beneficial conversion feature discount related to the issuance of convertible debt	$		$—
Conversion of convertible debt to common stock	$		$—
Stock issued for services	$		$66,198
Forgiveness accrued interest	$		$—

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2021 included in the Company’s 2021 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $8,828,443 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and Principles of Consolidation

These consolidated financial statements and related notes are presented in accordance with US GAAP and are presented in United States dollars.

The accompanying consolidated financial statements include the accounts of its 100% owned subsidiary, Biocrude Technologies (Hong Kong) Limited (“Biocrude HK”). All significant inter-company transactions and balances have been eliminated upon consolidation.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash balances and highly liquid instruments with an original maturity of three months or less. As at March 31, 2022 and 2021, the Company does not have cash equivalents.

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

Leases

Effectively January 1, 2018, the Company adopted ASC Leases which requires a lessee to recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the balance sheet a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities by class of underlying assets. The Company did not enter into any significant operating leases for the three months period ended March 31, 2022 and did not have any significant leases as at December 31, 2021. Adoption of this standard does not have material impact on the Company’s interim consolidated financial statements.

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

NOTE 3 – CONVERTIBLE NOTES

As at March 31, 2022, there are no outstanding convertible loans.

NOTE 4 – LOANS PAYABLE

As at March 31, 2022, the Company has loans payable of $125,026 (December 31, 2021 – $110,026) in principal and accrued interest of $30,808 (December 31, 2021 - $29,814) outstanding. These loans bear an average interest rate of 4%, are unsecured and have extended maturities until December 31, 2022. Included in the balance of loans payable as at March 31, 2022, $15,000 (December 31, 2021 - $25,336) was due to a director of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

As at March 31, 2022, the “CEO” of the Company and a director had advanced the Company a cumulative $22,923 (December 31, 2021 - $41,664) net of repayments for the payment of the Company’s operating expenses. These amounts are unsecured, without interest and payable on demand and are included in accounts payable and accrued liabilities – related parties.

NOTE 6 – SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock at par value $0.001 per share. As at March 31, 2022, the Company had 50,722,886 (December 31, 2021 - 50,710,386) shares of common stock issued and outstanding, respectively.

In Q1 2022, the Company issued 12,500 shares of the Company’s common stock at a price of $4 per share for total quantum of $50,000, via a private placement.

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

It is very important to note that the Separation Process of the MSW into the appropriate feedstock categories for each distinct process (organics for biomethanation (as well as for composting), and polymer based hydro-carbons and cellulose-based products for RDF process) is of the utmost importance. Failure to do so can lead to complications and inevitable failure of each process in question. Evidence of Success and failure stories (especially with biomethanation plants, whereby the feedstock generated from MSW (organic fraction) had traces of more than 10% of polymer based products and/or inerts, thus inhibiting and/or limiting the viability of same) as can be found all over the world, and each outcome, in essence, can be summarized by Plant Technology Implementation and Feedstock Preparation (do not mix up technology viability with technology implementation and operation).

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

2009 – 2021 - Marketing and Commercialization: BioCrude presented its waste to energy solution to governments and ministries from USA, Canada and Mexico in North America, Costa Rica, Panama, Ecuador, Argentina, Peru, Brazil, Dominican Republic, Haiti, Colombia, Venezuela, Guatemala, Honduras, Jamaica, El Salvador, Cuba, Uruguay, Bahamas and Trinidad & Tobago in Latin America, China, Hong Kong, Mongolia, Kazakhstan, Vietnam, Indonesia, Philippines, India, Bangladesh, and Pakistan in Asia, Kingdom of Saudi Arabia, United Arab Emirates, Kuwait, Qatar, Jordan, Oman, and Bahrain in the Middle East, Portugal, Luxembourg, Belgium, Hellenic Republic, Malta, Corsica, Albania, Bulgaria, Romania, Serbia, FYROM (Macedonia), Spain, Montenegro, Kosovo, Belarus, Ukraine, Georgia, Latvia, Armenia, amongst other countries, in Europe, Ivory Coast, Burkina Faso, Ghana, Togo, Senegal, Benin, Angola, Niger, Guinea, Mali, Uganda, Burundi, Rwanda, Morocco, Tunisia, Algeria, Egypt, Libya, Kenya, Ethiopia, Democratic Republic of the Congo (Kinshasa), Republic of the Congo (Brazzaville), amongst other countries in Africa.

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

The Use of Proceeds section includes a detailed description of the use of proceeds over the differing offering scenarios of 100%, 75%, 50% and 25%. As the Company’s expenses are relatively stable, not incorporating elements of severe force majeure, the Company believes it can fund its present operations with projected revenues together with offering proceeds under any of the offering scenarios. The Company will consider raising additional funds during 2022 through sales of equity, debt and convertible securities, if it is deemed necessary.

BioCrude Technologies USA, Inc. has no intention in investing in short-term or long-term discretionary financial programs of any kind.

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

In order to commence implementation of the business plan by executing the first set of acquired Concession agreements (with implied PPA) for the implementation of a MSW to Energy complex for the Republic of Côte d’Ivoire, approximately $14 million is required (other engineered options of funding a percentage of the equity in the form of debt for the facility, i.e. contractor funding for EPC and higher debt to equity ratios due to Sovereign Guarantees, amongst other hybrid, financially engineered funding solutions, can reduce the amount required to raise). To continue operations for the pursuit of the aforesaid milestones, a minimum of $1 million is required for the carrying capacity of same.

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

C. Project implementation plan for the Integrated Municipal Solid Waste to Energy Complex

1.	Opening of the office in Moroni, Autonomous Island of Grande Comore: expected completion date September 2023

2.	Recruitment and training of human resources in Moroni, Autonomous Island of Grande Comore (for engineering, management, operation and maintenance): expected completion date September 2021 (preliminary core)

3.	Recruitment of human resources in Canada (for key management positions): expected completion date September 2023

4.	Preliminary Engineering: completed in preliminary proposal (generic)

5.	Analysis of Municipal Solid Waste: expected completion date September 2023

6.	Study of the site and soil studies: expected completion date October 2023

7.	Detailed Engineering plans: expected completion date October 2023

8.	Detailed plan of the development strategy of the complex: expected completion date October 2023

9.	Hiring of project manager(s) and subcontractors (either through reference or through tender): expected completion date September 2023

10.	Recruitment of Material and Equipment specialist suppliers, via reputation in the market place or tender: expected completion date October 2023

(Timeline: 6 to 8 months from time = present)

D. Human Resource List for Project Implementation

1.	Project management

3.	Structural Engineers

4.	Electrical Engineers

5.	Mechanical Engineers

6.	Environmental Engineers

7.	Geological Engineers

8.	Designers

9.	Architects

10.	Planners

11.	Buyers

12.	Supply Agents

13.	Cost Controllers

14.	Training Coach

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

Status of Corporate Works (Milestone dates)

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

Results of Operations

For the three months period ended March 31, 2022 and 2021

Revenue

We did not generate revenue during the three months period ended March 31, 2022 and 2021.

Costs and Expenses

During the three months period ended March 31, 2022 there were $53,048 of operating expenses consisting of general and administrative expenses compare to $162,695 of operating expenses for the same period in 2021.

Liquidity and Capital Resources

As at March 31, 2022, the Company had $202 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the three months period ended March 31, 2022 and 2021. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the three months period ended March 31, 2022	For the three months period ended March 31, 2021
Net cash used in operating activities	$(66,576)	$(165,102)
Net cash used in investing activities	—	—
Net cash provided by financing activities	65,000	207,165
Effect of exchange rate changes on cash	—	—
Net increase (decrease) in Cash	(1,576)	42,063
Cash, beginning of period	1,778	109,971
Cash, end of period	$202	$152,034

Due to the limited nature of the Company’s operations to date, the Company does not believe that past performance is any indication of future performance. The impact on the Company’s revenues of recognized trends and uncertainties in our market will not be recognized until such time as the Company has had sufficient operations to provide a baseline.

Operating activities

During the three months period ended March 31, 2022 there were $66,576 of operating expenses consisting of general and administrative expenses compare to $165,102 of operating expenses for the same period in 2021. The lower operating expenses during the three months ended March 31, 2021 mainly attributed to 66,198 stock issued for service during the three months ended March 31, 2021.

Investing activities

Net cash used in investing activities were $Nil and $Nil for the three months period ended March 31, 2022 and 2021, respectively.

Financing activities

Net cash provided by financing activities was $65,000 and $207,165 for the three months ended March 31, 2022, and 2021, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that our disclosure controls and procedures were effective as at December 31, 2020.

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

Date: May 10 2022

Biocrude Technologies USA, Inc.
Registrant

By:	/s/ John Moukas
Chief Executive Officer