Form 10-Q
period 2022-06-30
BioCrude Technologies USA, Inc.
filed 2022-08-10
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

Yes ☐ No ☒

As of June 30, 2022, the issuer had 50,722,886 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	UNAUDITED June 30, 2022	AUDITED December 31, 2021

ASSETS
CURRENT ASSETS
Cash	$567	$1,778
Property, plant and equipment	18,972	20,854
TOTAL ASSETS	$19,539	$22,632

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$20,816	$16,424
Accounts payable and accrued liabilities - related parties (Note 6)	38,304	41,664
Loans payable (Note 4)	153,771	138,394
TOTAL LIABILITIES	$212,889	$196,482

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 50,722,886 and outstanding (December 31, 2021 - 50,710,386)	$50,723	$50,711
Additional paid in capital	8,573,744	8,523,756
Accumulated other comprehensive income	28,715	28,678
Deficit	(8,843,955)	(8,774,402)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTALBLE TO EQUITY SHAREHOLDERS OF THE COMPANY	$(190,773)	$(171,257)
NON-CONTROLLING INTEREST	$(2,577)	$(2,593)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,539	$22,632

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE & SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
REVENUE	$—	$—	$—	$—
OPERATING EXPENSES

General and administrative	14,526	152,158	67,574	314,853
Total operating expenses	14,526	152,158	67,574	314,853

LOSS FROM OPERATIONS	(14,526)	(152,158)	(67,574)	(314,853)

Interest expense	(986)	(1,025)	(1,979)	(2,126)
Income tax expense	—	—	—	—

NET LOSS	$(15,512)	$(153,183)	$(69,553)	$(316,979)

OTHER COMPREHENSIVE LOSS
Exchange differences on translating foreign operations	11	(4)	37	6
Exchange differences on translating non-controlling interest	5	(2)	16	2
TOTAL COMPREHENSIVE LOSS	$(15,496)	$(153,189)	$(69,500)	$(316,971)

NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(15,512)	$(153,183)	$(69,553)	$(316,979)
Non-controlling interest	—	—	—	—
NET LOSS	$(15,512)	$(153,183)	$(69,553)	$(316,979)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(15,501)	$(153,187)	$(69,516)	$(316,973)
Non-controlling interest	5	(2)	16	2
TOTAL COMPREHENSIVE LOSS	$(15,496)	$(153,189)	$(69,500)	$(316,971)

Net loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	50,715,163	50,604,735	50,715,163	50,604,735

See accompanying notes to unaudited interim consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Number of shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non-controlling interest	Total
Balance at December 31, 2021	50,710,386	$50,711	$8,523,756	$28,678	$(8,774,402)	$(171,257)	$(2,593)	$(173,850)
Stock issued for services	—	—	—	—	—	—	—	—
Stock issued for convertible debts	—	—	—	—	—	—	—	—
Stock issued for cash	12,500	12	49,988	—	—	50,000	—	50,000
Beneficial conversion feature	—	—	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	26	—	26	11	37
Net loss	—	—	—	—	(54,041)	(54,041)	—	(54,041)
Balance at March 31, 2022	50,722,886	$50,723	$8,573,744	$28,704	$(8,828,443)	$(175,272)	$(2,582)	$(177,854)

Stock issued for services	—	—	—	—	—	—	—	—
Stock issued for convertible debts	—	—	—	—	—	—	—	—
Stock issued for cash	—	—	—	—	—		—
Beneficial conversion feature	—	—	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	11	—	11	5	16
Net loss	—	—	—	—	(15,512)	(15,512)	—	(15,512)
Balance at June 30, 2022	50,722,886	$50,723	$8,573,744	$28,715	$(8,843,955)	$(190,773)	$(2,577)	$(193,350)

The accompanying notes to unaudited interim consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE & SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(EXPRESSED IN US DOLLARS)

	UNAUDITED June 30, 2022	UNAUDITED June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,553)	$(316,979)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion and interest expenses	1,981	2,127
Amortization	1,882	1,649
Stock issued for services	—	186,198
Foreign exchange	(1,551)	(2,781)
Changes in operating assets and liabilities
Accounts payable and accruals	4,390	(18,228)
Accounts payable and accrued liabilities – related party	(3,360)	(88,710)
Net cash used in operating activities	(66,211)	(236,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt
Proceeds from private placement	50,000	220,000
(Repayment) Proceeds of loans payable	15,000	(12,835)
Net cash provided by financing activities	65,000	207,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—
Net cash used in financing activities	—	—
Effect of exchange rate changes on cash	—	—

CHANGE IN CASH DURING THE PERIOD	(1,211)	(29,559)

CASH BEGINNING	1,778	109,971

CASH ENDING	$567	$80,412

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

Noncash investing and financing activities:
Conversion of convertible debt to common stock	$—	$—
Stock issued for services	$—	$120,000

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2021 included in the Company’s 2021 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six-month period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $8,843,955 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash balances and highly liquid instruments with an original maturity of three months or less. As at June 30, 2022 and 2021, the Company does not have cash equivalents.

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

Leases

Effectively January 1, 2018, the Company adopted ASC Leases which requires a lessee to recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the balance sheet a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities by class of underlying assets. The Company did not enter into any significant operating leases for the six months period ended June 30, 2022 and did not have any significant leases as at December 31, 2021. Adoption of this standard does not have material impact on the Company’s interim consolidated financial statements.

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

NOTE 3 – CONVERTIBLE NOTES

As at June 30, 2022, there are no outstanding convertible loans.

NOTE 4 – LOANS PAYABLE

As at June 30, 2022, the Company has loans payable of $121,976 (December 31, 2021 – $110,026) in principal and accrued interest of $30,808 (December 31, 2021 - $29,814) outstanding. These loans bear an average interest rate of 4%, are unsecured and have extended maturities until December 31, 2022. Included in the balance of loans payable as at June 30, 2022, $15,000 (December 31, 2021 - $25,336) was due to a director of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

As at June 30, 2022, the “CEO” of the Company and a director had advanced the Company a cumulative $25,400 (December 31, 2021 - $41,664) net of repayments for the payment of the Company’s operating expenses. These amounts are unsecured, without interest and payable on demand and are included in accounts payable and accrued liabilities – related parties.

NOTE 6 – SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock at par value $0.001 per share. As at June 30, 2022, the Company had 50,722,886 (December 31, 2021 - 50,710,386) shares of common stock issued and outstanding, respectively.

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

Waste management planning, as well as the production of renewable energy resources, are vital issues facing any city or municipality today. We are at a time where all level of governments recognizes the importance and need for waste management. Be it for financial, environmental, or health issues. Room for improvement exists for the following:

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

Nota Bene: With gasification and/or incineration (mass burn), MSW is dumped into the boiler “as is” and combusted at temperatures ranging from 800 – 12000C (minimum; plasma arc gasification temperatures range from 7,000 – 10,0000C). All waste is burned yielding an approximate net yield of energy for reuse (after self-consumption) of 30 – 40%. The organic fraction of the MSW (OFMSW) is burned, whereby the fertilizer potential via a biomethanation process (cooking) is substituted for an ash from the gasification/incineration process (es). Let us not even entertain what happens to the methane potential of same via gasification/incineration in lieu of biomethanation; LOST! Bottom line, “Potential Revenues” lost and operational costs of gasification/incineration processes are increased dramatically, up to the point where one must substitute more energy (fuel) in order to sustain continuity of operation and/or to substitute the self-consumption energy requirements of the processes when the varying calorific value of a sample of the waste is deficient for same. One can do their own sensitivity analysis to evaluate same and come to their own conclusions! BioCrude’s Integrated MSW-Energy Solution evolves from first principles of Science, Chemistry, Engineering, Economics and Common Sense!

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

The polymer-based (hydro-carbon chain), cellulose and textiles portion of the MSW will be treated via an RDF process (a derivative of gasification, but with the incorporation of a Materials Recovery Facility (MRF) [Separation process], where we have the luxury of operating at lower temperatures (350 – 4000C) because of the separation of the MSW, i.e. lower temperatures reflects less operational self-consumption, hence more outputs (energy) for resale), whereby the thermal combustion will generate renewable energy and the by-product of ash can be marketed to the construction industry for the following purposes:

●	Concrete production, as a substitute material for Portland cement and sand
●	Embankments and other structural fills (usually for road construction)
●	Grout and Flowable fill production
●	Waste stabilization and solidification
●	Cement clinkers production - (as a substitute material for clay)
●	Mine reclamation
●	Stabilization of soft soils
●	Road subbase construction

●	As Aggregate substitute material (e.g. for brick production)
●	Mineral filler in asphaltic concrete
●	Agricultural uses: soil amendment, fertilizer, cattle feeders, soil stabilization in stock feed yards, and agricultural stakes
●	Loose application on rivers to melt ice
●	Loose application on roads and parking lots for ice control
●	Other applications include cosmetics, toothpaste, kitchen counter tops, floor and ceiling tiles, bowling balls, flotation devices, stucco, utensils, tool handles, picture frames, auto bodies and boat hulls, cellular concrete, geopolymers, roofing tiles, roofing granules, decking, fireplace mantles, cinder block, PVC pipe, Structural Insulated Panels, house siding and trim, running tracks, blasting grit, recycled plastic lumber, utility poles and cross arms, railway sleepers, highway sound barriers, marine pilings, doors, window frames, scaffolding, sign posts, crypts, columns, railroad ties, vinyl flooring, paving stones, shower stalls, garage doors, park benches,

The fly ash can also be marketed to the agricultural industry for the following purposes:

●	It improves permeability status of soil
●	Improves fertility status of soil (soil health) / crop yield
●	Improves soil texture
●	Reduces bulk density of soil
●	Improves water holding capacity / porosity
●	Optimizes pH value
●	Improves soil aeration and reduces crust formation
●	Provides micro nutrients like Fe, Zn, Cu, Mo, B, Mn, etc.
●	Provides macro nutrients like K, P, Ca, Mg, S etc.
●	Works as a part substitute of gypsum for reclamation of saline alkali soil and lime for reclamation of acidic soils
●	Surface cover of bio reclaimed vegetated ash pond get stabilized and can be used as recreational park
●	Ash ponds provides suitable conditions and essential nutrients for plant growth, helps improve the economic condition of local inhabitants
●	Works as a liming agent
●	Helps in early maturity of crop & improves the nutritional quality of food crop
●	Reduces pest incidence

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

The material components (modules) of an Integrated Municipal Solid Waste to Energy Complex are detailed as follows:

1.	Entrance to complex: Kiosk and weighbridge (reception/departure and weighing of garbage trucks (pre-and-post deposit of MSW at the MSW Storage facility).

2.	MSW Storage facility: Closed and properly ventilated warehouse facility for receiving and storing just in time (JIT) 3 days’ inventory of MSW. MSW is moved from the storage facility and moved via machinery and conveyor belts to the Materials Recovery facility.

3.	Materials Recovery facility (MRF): a properly ventilated facility that houses different types of machinery/equipment (either procured from suppliers or built in-situ according to plan specifications) requisite for different facets of the separation process of the MSW into the distinct categories of the waste (organics, hydro-carbon polymer based, cellulose, inerts, miscellaneous (batteries, cadavers, etc.…)) and prepare same as the distinct feedstock for the different waste treatment processes (Composting, Biomethanation and Refuse Derived Fuel (RDF)), as well as separate the recyclables for resale and the inerts (elements of construction and demolition debris that are not recyclable) for landfilling or to be crushed and given/sold (negligible in nature in comparison to the revenue model established by the tipping fees, and resale of electricity and compost) to the secondary markets for the manufacturing of building materials.

4.	Composting facility: A portion of the land concession will host a type of composting system (Windrow [with procured mechanical mixing machinery (trucks) like compost turners or tub/horizontal grinders] or Static Aerated Piles [aeration system such as installed perforated piping to ensure steady oxygen supply (forced air) for the microorganisms and to reduce moisture content]), depending on BioCrude’s evaluation of the waste analysis. A fertilizer will be procured, dried and stored in a warehousing facility for by-products.

5.	Biomethanation facility: Modular digesters are constructed in series and synchronized in operation in order to receive organics and process same to extract and capture the methane gas which will be piped to the Biogas – RDF power plant (will be combusted for the procurement of renewable energy) and in addition, yield a cured fertilizer which will be dried and stored in the warehousing facility for by-products.

6.	RDF facility: A refuse derived fuel system (gasification derivative) will be procured and installed. The RDF facility will receive the hydro-carbon polymer and cellulose-based waste products that will be used to make RDF pellets (compressed and dried) that will be used as the feedstock for combustion within same to generate renewable energy within the Biogas – RDF power plant.

7.	RDF – Biogas power plant: will be procured and installed within a certain section of the Complex with a dedicated Distributed Control System (DCS) for the MSW-Energy (RDF & Biogas based) power plant & fuel processing plant (controls & instrumentation for the boiler and turbine, instrumentation for the balance of the power plant and control room).

8.	Internal roads: will be constructed within the complex for vehicle/truck transport/passage within the complex.

9.	Green Belt: will be developed for aesthetic purposes and municipal environmental conformities.

Business Model

The Company’s business model is designed to create a profitable revenue stream through the direct acquisition of Concession Agreements from different Governments for the implementation of BioCrude’s integrated MSW-Energy Complexes. Our products, processes, and services, marketed to the relevant target audience, enable us, to generate multiple revenue streams and consistent profitability derived from the high gross profit inherent within the realms of our proprietary products, services and applications.

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

Nota Bene: Depending on country policy on foreign investment, the Company may request or be granted an exemption of taxes, levies, duties, and all other relevant taxes applicable to the importation of all plant, materials, equipment and rolling stock for the Construction of the MSW-Energy complex, from the appropriate Ministries, related thereto.

All the aforesaid Concession agreements have to be granted at the same time in order for BioCrude to successfully realize the development (Engineering, Procurement and Construction) and operation of the MSW to Energy complex (the “Sovereign Guarantees” and right of subrogation are critical and paramount for the funding requirements of the MSW to Energy complex).

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

2009 – 2021 - Marketing and Commercialization: BioCrude presented its waste to energy solution to governments and ministries from USA, Canada and Mexico in North America, Costa Rica, Panama, Ecuador, Argentina, Peru, Brazil, Dominican Republic, Haiti, Colombia, Venezuela, Guatemala, Honduras, Jamaica, El Salvador, Cuba, Uruguay, Bahamas and Trinidad & Tobago in Latin America, China, Hong Kong, Mongolia, Kazakhstan, Vietnam, Indonesia, Philippines, India, Bangladesh, and Pakistan in Asia, Kingdom of Saudi Arabia, United Arab Emirates, Kuwait, Qatar, Jordan, Oman, and Bahrain in the Middle East, Portugal, Luxembourg, Belgium, Hellenic Republic, Italy, Malta, Corsica, Albania, Bulgaria, Romania, Serbia, FYROM (Macedonia), Spain, Montenegro, Kosovo, Belarus, Ukraine, Georgia, Latvia, Armenia, amongst other countries, in Europe, Ivory Coast, Burkina Faso, Ghana, Togo, Senegal, Benin, Angola, Niger, Guinea, Mali, Uganda, Burundi, Rwanda, Morocco, Tunisia, Algeria, Egypt, Libya, Kenya, Ethiopia, Democratic Republic of the Congo (Kinshasa), Republic of the Congo (Brazzaville), amongst other countries in Africa.

Pricing initiatives

BioCrude has developed several sales/solicitation programs and the standardization of the sales/solicitation process and standardized the sales/solicitation process. We believe that the pricing logic used in our fee programs, with implied “Put or Pay” and “Take or Pay” provisions for the supply of feedstock and resale of outputs (renewable energy), respectively, is reasonable and competitive. We expect to continue to add to our fee-based pricing through additional administrative fees, recycling fees, late charges, and further improvements to our existing fee structures. The goal of our pricing program is to generate price increases more than CPI. BioCrude will derive revenues from a combination of commodity sales (Marketable by-products – fertilizer and energy resale), carbon credits (CER’s under the “Clean Development Mechanism” established pursuant to article 12 of the “Kyoto Protocol” (CDM project)) and tipping fees paid for material processing. Fluctuations in commodity pricing are managed by a number of risk mitigation strategies including: financial hedging instruments (transfer of foreign exchange risk), Sovereign Guarantees, floor prices, forward sales contracts, index purchases, and tipping fees. The goal is to smooth revenue, net of cost of products purchased, and generate consistent cash flows.

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

BioCrude has positioned itself, through its continual lobbying efforts (ongoing), for potential Joint Ventures (JV) with certain governments (countries/clients). Should any of these Joint Ventures prove to be realized because of the persistent lobbying activities, not only will BioCrude be able to realize the EPC management fee for the development of the MSW to Energy complex(es), but it will also receive its prorate share (50%) of the revenue stream of the developed MSW to Energy complex(es), with similar time frame frequencies as mentioned above, as well as a license fee (BioCrude already submitted offers) immediately following signature of the Joint Venture engagement and the Concession and Power Purchase agreements. BioCrude anticipates, that if the prospective JV partner(s) take the initiative to implement (not only entertain) a waste management solution for their country, but possible engagement can also be realized within 6 to 12 months following that initiative (being cognizant of bureaucracy and red tape procedures of government).

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

In order to commence implementation of the business plan by executing the first set of acquired Concession agreements (with implied PPA) for the implementation of a MSW to Energy complex for the Union of the Comoros , approximately $8 million is required (other engineered options of funding a percentage of the equity in the form of debt for the facility, i.e. contractor funding for EPC and higher debt to equity ratios due to Sovereign Guarantees, amongst other hybrid, financially engineered funding solutions, can reduce the amount required to raise). To continue operations for the pursuit of the aforesaid milestones, a minimum of $1 million is required for the carrying capacity of same.

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

C. Project implementation plan for the Integrated Municipal Solid Waste to Energy Complex

1.	Opening of the office in Moroni, Autonomous Island of Grande Comore: expected completion date September 2023

2.	Recruitment and training of human resources in Moroni, Autonomous Island of Grande Comore (for engineering, management, operation and maintenance): expected completion date September 2023 (preliminary core)

3.	Recruitment of human resources in Canada (for key management positions): expected completion date September 2023

4.	Preliminary Engineering: completed in preliminary proposal (generic)

5.	Analysis of Municipal Solid Waste: expected completion date September 2023

6.	Study of the site and soil studies: expected completion date October 2023

7.	Detailed Engineering plans: expected completion date October 2023

8.	Detailed plan of the development strategy of the complex: expected completion date October 2023

9.	Hiring of project manager(s) and subcontractors (either through reference or through tender): expected completion date September 2023

10.	Recruitment of Material and Equipment specialist suppliers, via reputation in the marketplace or tender: expected completion date October 2023

(Timeline: 6 to 8 months from time = present)

D. Human Resource List for Project Implementation

1.	Project management

3.	Structural Engineers

4.	Electrical Engineers

5.	Mechanical Engineers

6.	Environmental Engineers

7.	Geological Engineers

8.	Designers

9.	Architects

10.	Planners

11.	Buyers

12.	Supply Agents

13.	Cost Controllers

14.	Training Coach

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

11.	Carbon capture and storage Concurrently with task C and its timeline

12.	The carbon credit analysis Concurrently with task C and its timeline

13.	Energy efficiency Concurrently with task C and its timeline

14.	The analysis of the applicable regulations Concurrently with task C and its timeline

15.	The economic and financial analysis (Business Plan) for the preparation of the application for funding Completed; we have already opened dialogue with an EPC firm for not only engaging same for the EPC works, but also financing same under the proviso of BioCrude subrogating its right to the Sovereign Guarantees; waiting for proforma proposal from EPC firm

16.	The selection for the companies to carry out the civil works, and procure materials and equipment required for the development of the project (initiate works) Completed; we have already opened dialogue with an EPC firm for not only engaging same for the EPC works, but also financing same under the proviso of BioCrude subrogating its right to the Sovereign Guarantees; awaiting proforma proposal from EPC firm

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

The Summary forecast for the Construction & synchronization of different modules in the MSW to Energy complex of the project planning encompasses a timeline of 16 to 18 months (incorporating approximately 4 months for project preparation for groundbreaking ceremony).

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

January 2016 – Concluded Engagements: signed Deed of Assignment pursuant to a Public-Private Partnership (PPP), MSW, Land and Supply of Treated Effluent Concession Agreements and a Power Purchase Agreement (PPA), by and between the Government of the Autonomous Island of Grande Comore and BioCrude Technologies USA, Inc., for the implementation of the first Waste to Energy complex in the municipality of Moroni, which are as follows:

►	Deed of Assignment pursuant to a Public-Private Partnership (PPP): exclusively assigning the rights of waste management treatment to BioCrude via the inter-related specific concession vehicles, all defining protocol and mode of engagement as well as rights, interests, and obligations of each engaging entity for the term of engagement (30 years) with an option of renewal for an additional term (30 years). Contract was signed January 11, 2016 and amended on December 9, 2016.

►	MSW Concession* for the guaranteed delivery of MSW to the Complex with an implied base tipping fee per ton of MSW (“Put or Pay” for the minimum MSW guarantee of 700 TPD) with annual escalations for the term (30 years) of the project with an option of renewal for an additional term (30 years) and Sovereign Guarantees from the Minister of Finance endorsing same. Contract was signed January 11, 2016 and amended on December 9, 2016.

►	Land Lease Concession for the delivery of the required amount of land for project term (30 years), at an annual symbolic lease rate of $1/amount of land delivered/annum, with an option of renewal for an additional term (30 years). Contract was signed January 11, 2016, and amended on December 9, 2016.

►	Supply of Treated Effluent Concession whereby the governmental authorities will supply the necessary treated water to fulfill the operational requirements of the MSW to Energy complex at a negligible symbolic annual rate for the term of the project with an option of renewal for an additional term (30 years). Contract was signed January 11, 2016, and amended on December 9, 2016.

►	Power Purchase Agreement (PPA)* [resale of procured electricity to the Power Corporation of the country in question], whereby the Power Corporation of a certain country will buy back the electricity produced by the MSW to Energy Complex at a base rate per kW-hr (“Take or Pay” for all of the renewable energy procured less the self-consumption needs of the MSW-Energy complex), with annual escalations for the term (30 years) of the project with an option of renewal for an additional term (30 years) and Sovereign Guarantees from the Minister of Finance endorsing same. Contract was signed January 11, 2016, and amended on December 9, 2016.

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

Nota Bene: The parties (the Governmental Authorities of the Grande Comore and BioCrude), following discussions, agreed to enforce amendments discussed and reflect same within the agreements and agreed to sign these new agreements, as amended, on December 9, 2016, replacing all of the agreements signed on the 11th of January 2016. The principal points of amendment were to incorporate the identified land concession, which was assigned to BioCrude, by governmental decree, on November 12, 2016 and to reflect the new governmental administration that was elected into office as the representatives for the Governmental divisions of the Grande Comore that engaged with BioCrude.

For the Union of the Comoros, the Company is still awaiting documents from the Federal Governmental Authorities stating that the Federal Government is the new Intervening Party to the Concession(s) agreements previously signed with the Governorate (province; autonomous region) of Moroni, after the outcome of the Federal Referendum, whereby through same, contracting, and economic powers are transferred from the Governorate (Province) level to that of Federal level. The Referendum outcome favored the Federal Government over that of the Governorate (Autonomous) Region of Moroni, i.e., authorizing documents are still pending.

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

In January 2018, BioCrude, in joint with SINOCONST (“JV Consortium”), have commissioned out the works related to the feasibility study of the Municipal Solid Waste (MSW) to Energy Complex (“Project”) in the municipality of Moroni, Autonomous Island of the Grande Comore, Union of the Comoros, to China International Electronic Commerce Center (“CIECC”), an independent engineering firm in China, acceptable to SINOSURE’s shortlist of accredited and acceptable suppliers for same.

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

In the months of September and November 2018, BioCrude sent a delegation to the Union of the Comoros in order to clarify and document the transition of the Federal Government’s intervention, and as such, the Federal Government of the Union of the Comoros has yet to issue to BioCrude the following Amending Declarations:

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

Results of Operations

For the six months period ended June 30, 2022, and 2021

Revenue

We did not generate revenue during the six months period ended June 30, 2022, and 2021.

Costs and Expenses

During the six months period ended June 30, 2022, there were $67,574 of operating expenses consisting of general and administrative expenses compare to $314,853 of operating expenses for the same period in 2021.

Liquidity and Capital Resources

As at June 30, 2022, the Company had $567 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the six months period ended June 30, 2022, and 2021. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the six months period ended June 30, 2022	For the six months period ended June 30, 2021
Net cash used in operating activities	$(66,211)	$(236,724)
Net cash used in investing activities	—	—
Net cash provided by financing activities	65,000	207,165
Effect of exchange rate changes on cash	—	—
Net increase (decrease) in Cash	(1,211)	(29,559)
Cash, beginning of period	1,778	109,971
Cash, end of period	$567	$80,412

Due to the limited nature of the Company’s operations to date, the Company does not believe that past performance is any indication of future performance. The impact on the Company’s revenues of recognized trends and uncertainties in our market will not be recognized until such time as the Company has had sufficient operations to provide a baseline.

Operating activities

During the six months period ended June 30, 2022, there were $67,574 of operating expenses consisting of general and administrative expenses compare to $314,853 of operating expenses for the same period in 2021. The lower operating expenses during the six months ended June 30, 2021, mainly attributed to 120,000 stocks issued for service during the six months ended June 30, 2021.

Investing activities

Net cash used in investing activities were $Nil for the six months period ended June 30, 2022, and 2021, respectively.

Financing activities

Net cash provided by financing activities was $65,000 and $207,165 for the six months ended June 30, 2022, and 2021, respectively.

Since inception, we have financed our cash flow requirements through issuance of common stock and related party advances. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from sales to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

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

To address these risks, we must, among other things, obtain a customer base, implement, and successfully execute our business and marketing strategy, continually develop and upgrade our website, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Critical Accounting Policies

In Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares and underlying mineral rights acquired with shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are able to be reviewed through the SEC’s Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC’s website (http://www.sec.gov).

We intend to furnish to our stockholders, annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first two-quarters of each fiscal year. You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements, or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s public reference room at the following location:

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

Date: August 10 2022

Biocrude Technologies USA, Inc.
Registrant

By:	/s/ John Moukas
Chief Executive Officer