Form 10-Q
period 2022-09-30
BioCrude Technologies USA, Inc.
filed 2022-11-04
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

Yes ☐ No ☒

As of September 30, 2022, the issuer had 50,745,136 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	UNAUDITED September 30, 2022	AUDITED December 31, 2021

ASSETS
CURRENT ASSETS
Cash	$745	$1,778
Property, plant and equipment	17,988	20,854
TOTAL ASSETS	$18,733	$22,632

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$17,598	$16,424
Accounts payable and accrued liabilities - related parties (Note 6)	45,860	41,664
Loans payable (Note 4)	148,882	138,394
TOTAL LIABILITIES	$212,340	$196,482

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 50,745,136 and outstanding (December 31, 2021 - 50,710,386)	$50,745	$50,711
Additional paid in capital	8,662,722	8,523,756
Accumulated other comprehensive income	28,717	28,678
Deficit	(8,933,215)	(8,774,402)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTALBLE TO EQUITY SHAREHOLDERS OF THE COMPANY	$(191,031)	$(171,257)
NON-CONTROLLING INTEREST	$(2,576)	$(2,593)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,733	$22,632

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE & NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
REVENUE	$—	$—	$—	$—
OPERATING EXPENSES

General and administrative	88,296	45,880	155,870	360,733
Total operating expenses	88,296	45,880	155,870	360,733

LOSS FROM OPERATIONS	(88,296)	(45,880)	(158,813)	(360,733)

Interest expense	(964)	(1,000)	(2,943)	(3,126)
Income tax expense	—	—	—	—

NET LOSS	$(89,260)	$(46,880)	$(158,813)	$(363,859)

OTHER COMPREHENSIVE LOSS
Exchange differences on translating foreign operations	(2)	(9)	(39)	15
Exchange differences on translating non- controlling interest	(1)	(4)	(17)	6
TOTAL COMPREHENSIVE LOSS	$(89,257)	$(46,867)	$(158,757)	$(363,838)

NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(89,260)	$(46,880)	$(158,813)	$(363,859)
Non-controlling interest	—	—	—	—
NET LOSS	$(89,260)	$(46,880)	$(158,813)	$(363,859)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(89,258)	$(46,871)	$(158,774)	$(363,844)
Non-controlling interest	1	(4)	17	6
TOTAL COMPREHENSIVE LOSS	$(89,257)	$(46,867)	$(158,757)	$(363,838)

Net loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of common shares outstanding basic and diluted	50,720,239	50,650,850	50,720,239	50,650,850

See accompanying notes to unaudited interim consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Number of shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non- controlling interest	Total
Balance at December 31, 2021	50,710,386	$50,711	$8,523,756	$28,678	$(8,774,402)	$(171,257)	$(2,593)	$(173,850)
Stock issued for services	—	—	—	—	—	—	—	—
Subscription receivable	—		—	—	—	—	—	—
Stock issued for cash	12,500	12	49,998	—	—	50,000		50,000
Foreign currency translation	—	—	—	26		26	11	37
Net loss	—	—	—	—	(54,041)	(54,041)		(54,041)
Balance at March 31, 2022	50,722,886	$50,723	$8,573,744	$28,704	$(8,828,443)	$(175,272)	$(2,582)	$(177,854))
Stock issued for services	—	—	—	—	—	—	—	—
Stock issued for cash	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	11		11	5	16
Net loss	—	—	—	—	(15,512)	(15,512)	—	(15,512)
Balance at June 30, 2022	50,722,886	$50,723	$8,573,744	$28,715	$(8,843,955)	$(190,773)	$(2,577)	$(193,350)
Stock issued for services	2,500	2	9,998	—	—	10,000	—	10,000
Stock issued for cash	19,750	20	78,980	—	—	79,000	—	79,000
Foreign currency translation	—	—	—	2		2	1	3
Net loss	—	—	—	—	(89,260)	(89,260)	—	(89,260)
Balance at September 30, 2022	50,745,136	$50,745	$8,662,722	$28,717	$(8,933,215)	$(191,031)	$(2,576)	$(193,607)

The accompanying notes to unaudited interim consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE & NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(EXPRESSED IN US DOLLARS)

	UNAUDITED September 30, 2022	UNAUDITED September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(158,813)	$(363,859)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion and interest expenses	2,945	3,127
Amortization	2,866	2,483
Stock issued for services	10,000	186,198
Foreign exchange	(7,401)	(5,536)
Changes in operating assets and liabilities
Accounts payable and accruals	1,174	(17,966)
Accounts payable and accrued liabilities – related party	4,196	(103,245)
Net cash used in operating activities	(145,033)	(298,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt
Proceeds from private placement	129,000	220,000
(Repayment) Proceeds of loans payable	15,000	(12,835)
Net cash provided by financing activities	144,000	207,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	(92)
Net cash used in financing activities	—	(92)
Effect of exchange rate changes on cash	—	—

CHANGE IN CASH DURING THE PERIOD	(1,033)	(91,725)

CASH BEGINNING	1,778	109,971

CASH ENDING	$745	$18,246

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

Noncash investing and financing activities:
Stock issued for services	$10,000	$186,198

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2021, included in the Company’s 2021 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine-month period ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $8,933,215 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash balances and highly liquid instruments with an original maturity of three months or less. As at September 30, 2022 and 2021, the Company does not have cash equivalents.

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

Leases

Effectively January 1, 2018, the Company adopted ASC Leases which requires a lessee to recognize the assets and liabilities that arise from leases, including operating leases. Under the new requirements, a lessee will recognize in the balance sheet a liability to make lease payments (the lease liability) and the right-of-use asset representing the right to the underlying asset for the lease term. For leases with a term of twelve months or less, the lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities by class of underlying assets. The Company did not enter into any significant operating leases for the nine months period ended September 30, 2022 and did not have any significant leases as at December 31, 2021. Adoption of this standard does not have material impact on the Company’s interim consolidated financial statements.

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

NOTE 3 – CONVERTIBLE NOTES

As at September 30, 2022, there are no outstanding convertible loans.

NOTE 4 – LOANS PAYABLE

As at September 30, 2022, the Company has loans payable of $116,123 (December 31, 2021 – $110,026) in principal and accrued interest of $32,759 (December 31, 2021 - $29,814) outstanding. These loans bear an average interest rate of 4%, are unsecured and have extended maturities until December 31, 2022. Included in the balance of loans payable as at September 30, 2022, $15,000 (December 31, 2021 - $25,336) was due to a shareholder of the Company.

NOTE 5 - RELATED PARTY TRANSACTIONS

As at September 30, 2022, the “CEO” of the Company and a director had advanced the Company a cumulative $24,566 (December 31, 2021 - $41,664) net of repayments for the payment of the Company’s operating expenses. These amounts are unsecured, without interest and payable on demand and are included in accounts payable and accrued liabilities – related parties.

NOTE 6 – SHARE CAPITAL

The Company is authorized to issue up to 75,000,000 shares of common stock at par value $0.001 per share. As at September 30, 2022, the Company had 50,745,136 (December 31, 2021 - 50,710,386) shares of common stock issued and outstanding, respectively.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to September 30, 2022, the Company issued 11,250 shares of the Company’s common stock for cash proceeds of $45,000 (October 6, 2022).

Subsequent to September 30, 2022, the Company issued 1,125 shares of the Company’s common stock, with a fair value of $4,500, for services rendered (October 6, 2022).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company considering its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to several risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified using predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

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

General Business Development

The Company was formed on August 4, 2015, in the State of Nevada, under the name of “BioCrude Technologies, Inc. On November 8, 2016, the Company received its “Certificate of Amendment to Articles of Incorporation” pursuant to NRS 78.385 and 78.390 to its request for a name change from “BioCrude Technologies, Inc.” to “BioCrude Technologies USA, Inc.”, whilst doing business as “BioCrude Technologies, Inc.”, as well. All the afore-stated have been filed with SEC as part of the Company’s S-1(/A) registration statement(s).

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

The versatility and potential of the BioCrude Technologies USA, Inc. has been demonstrated by the many uses that our R&D department has already tested and verified. The avenues they have explored include sustainable and cost-efficient methods that will enlarge composting and biomethanation yields and rates of decomposition while increasing output and providing a higher quality of end product. Their focus is on waste treatment protocols for Municipal Solid Waste (“MSW”), cellulose, all organic waste and all manure types; renewable energy sources such as biogas, ethanol and biodiesel; wastewater treatment, and multiple other applications.

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

The long-term vision of the organization is to be a world leader in the management of solid waste. Our business model will be to transform solid waste streams into renewable energy resources and marketable by-products. Conventionally, people, entities, etc.…, view solid waste streams as not only worthless refuse requiring monetary resources to get rid of. BioCrude, on the contrary, views this so-called refuse “as a valuable commodity”, with a negative product cost, i.e., PRODUCT COST is ZERO, with an implicit REVENUE received PER UNIT OF WASTE given for disposal (people, governments will pay entities/companies in order to get rid of the undesired waste, in the form of a “Tipping” or “Gate” fee. Global competition for limited resources is, the Company believes, creating significant business opportunities for companies that can sustain and extract value in the form of renewable energy and other marketable by-products, i.e., fertilizer, raw materials (primary feedstock for building materials), etc.…, from resources previously considered an irretrievable waste stream. BioCrude’s business strategy has been firmly tied to creating a sustainable resource management model and the Company continues to be rooted in these same tenets today. Each day the Company strives to create long-term value for all stakeholders: customers, employees, communities, and shareholders, by helping customers and communities manage their resources in a sustainable and financially sound manner.

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

Conventional Municipal Solid Waste Management employs one or more of the following processes:

►	Waste prevention, including reuse of products

►	Recycling, including composting

►	Combustion with energy recovery

►	Disposal through landfilling

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

It is very important to note that the Separation Process of the MSW into the appropriate feedstock categories for each distinct process (organics for biomethanation (as well as for composting), and polymer based hydrocarbons and cellulose-based products for RDF process) is of the utmost importance. Failure to do so can lead to complications and inevitable failure of each process in question. Evidence of Success and failure stories (especially with biomethanation plants, whereby the feedstock generated from MSW (organic fraction) had traces of more than 10% of polymer based products and/or inerts, thus inhibiting and/or limiting the viability of same) as can be found all over the world, and each outcome, in essence, can be summarized by Plant Technology Implementation and Feedstock Preparation (do not mix up technology viability with technology implementation and operation).

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

There is a definite market for the fly ash by-product; the industry players in the global marketplace have to be clearly identified for the realization of commercialization. BioCrude can even offer this ash by-products pro-bono to the industry or landfill, for there is no environmental hazard of same.

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

Business Model

The Company’s business model is designed to create a profitable revenue stream through the direct acquisition of Concession Agreements from different Governments for the implementation of BioCrude’s integrated MSW-Energy Complexes. Our products, processes, and services, marketed to the relevant target audience, enable us, to generate multiple revenue streams and consistent profitability derived from the high gross profit inherent within the realms of our proprietary products, services, and applications.

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

Since July 2008, BioCrude Canada has taken the initiative to market and promote its intellectual property and specialized technical expertise throughout the marketplace, both nationally and globally (we have introduced our technology to Governments and major Conglomerates in the Waste to Energy sector) in over 30 Countries worldwide, whereby BioCrude has successfully opened up dialogue with Governmental Authorities and respectable corporations for near future contractual negotiations.

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

Company milestones and plan of execution

During the past 10 years, BioCrude has developed a reputation in waste management, a result of R&D of Environmental Technologies (both process and product based) whereby it has enhanced and optimized conventional technologies, augmented by its fungal technology that increases the rate of decomposition of organics. This led to the development of efficient, cost-effective, and environmentally friendly products, processes, and systems for the reformation of waste material and the creation of renewable energy and marketable by-products.

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

BioCrude is evaluating additional options for funding (capital markets, financial institutions, contracting companies, pension funds, etc.…amongst other financially engineered hybrid scenarios thereof) and has already opened up dialogue regarding same. BioCrude has received a term sheet for the funding of the MSW to Energy project for the Union of the Comoros, ergo, BioCrude will shortly be able to commence works for groundbreaking and start receiving its (Engineering, Procurement and Construction) EPC management fee as its first projected revenue stream on a prorate schedule subject to a disbursement schedule in accordance with the terms and stipulations of the expected offer of funding.

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

BioCrude has adopted a directive, as part of its corporate governance, to routinely undertake innovative strategic planning initiatives to design and implement integrated solid waste systems that are responsive to dynamic demographic and industrial growth needs of municipalities. Strategic planning starts with the formulation of long-term goals based on the local urban needs, followed by a medium and short-term action plan to meet these goals. The strategy and action plans should identify a clear set of integrated actions, responsible parties and needed human, physical and financial resources as part of the waste management solution.

BioCrude has not only demonstrated its proven ability to open dialogue and develop relationships with the various divisions of Governments worldwide (Administrative and Technical) but has also developed confidence in same for potential and eventual engagement. BioCrude’s Public Relations and Business Development divisions have demonstrated their lobbying abilities as highly effective, efficient, and productive in yielding results and establishing goodwill for BioCrude.

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

The Company’s belief is based on its business model, which in turn is based on assumptions, which may prove to be incorrect. As a result, the Company’s financial resources may not be sufficient to satisfy its capital requirements for this period and may need to raise additional funds. If additional funds are raised through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences, or privileges senior to those of the rights of the common stock and the Company’s shareholders may experience additional dilution. Management cannot be certain that additional financing will be available on favorable terms, when required, if at all. If adequate funds are not available or not available on acceptable terms, the Company may not be able to fund its expansion, promote its brand as desired, take advantage of unanticipated acquisition opportunities, develop, or further enhance and/or optimize its products and services or respond to competitive pressures.

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

Nota Bene: The parties (the Governmental Authorities of the Grande Comore and BioCrude), following discussions, agreed to enforce amendments discussed and reflect same within the agreements and agreed to sign these new agreements, as amended, on December 9, 2016, replacing all the agreements signed on the 11th of January 2016. The principal points of amendment were to incorporate the identified land concession, which was assigned to BioCrude, by governmental decree, on November 12, 2016, and to reflect the new governmental administration that was elected into office as the representatives for the Governmental divisions of the Grande Comore that engaged with BioCrude.

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

On April 4, 2017, SINOCONST and BioCrude have commissioned the services of B & W INT’L SECRETARY LIMITED (Honk Kong, China) [law firm] to establish an SPV/SPE, “BioCrude Technologies, (Hong Kong) Limited” [JV Corporation], as the development vehicle for the MSW to Energy project for the Autonomous Island of the Grande Comore, Union of the Comoros (BioCrude Technologies, (Hong Kong) Limited; filed as an exhibit with the SEC). The “SPV/SPE” possesses the following characteristics:

1.	Memorandum and Articles of Association: “The Companies Ordinance (Cap. 622) [Hong Kong, China]” for “Private Company Limited by Shares” is utilized as the base Memorandum and Articles of Association and enhanced / modified as per the terms, conditions, and stipulations of the JV Agreement by and between SINOCONST and BioCrude (“Memorandum and Articles of Association”; filed as an exhibit with the SEC).

2.	Organization and Capital Structure: as per the stipulations of the Memorandum and Articles of Association, and modified to reflect the following, as well:

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

Tipping Fees

In exchange for the provided environmental services, municipalities must pay a tipping fee per ton of waste delivered by the city to the MSW-Energy Complexes (“Tipping Fees”) based on the long-term Concession Agreement on a “Put or Pay” (for full face value) basis.

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

Results of Operations

For the nine months period ended September 30, 2022, and 2021

Revenue

We did not generate revenue during the nine months period ended September 30, 2022, and 2021.

Costs and Expenses

During the nine months period ended September 30, 2022, there were $155,870 of operating expenses consisting of general and administrative expenses compare to $360,733 of operating expenses for the same period in 2021.

Liquidity and Capital Resources

As at September 30, 2022, the Company had $745 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the nine months period ended September 30, 2022, and 2021. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the nine months period ended September 30, 2022	For the nine months period ended September 30, 2021
Net cash used in operating activities	$(145,033)	$(298,798)
Net cash used in investing activities	—	(92)
Net cash provided by financing activities	144,000	207,165
Effect of exchange rate changes on cash	—	—
Net increase (decrease) in Cash	(1,033)	(91,725)
Cash, beginning of period	1,778	109,971
Cash, end of period	$745	$18,246

Due to the limited nature of the Company’s operations to date, the Company does not believe that past performance is any indication of future performance. The impact on the Company’s revenues of recognized trends and uncertainties in our market will not be recognized until such time as the Company has had sufficient operations to provide a baseline.

Operating activities

Net cash used in operating activities was $145,033 and $298,798 for the nine months period ended September 30, 2022, and 2021, respectively.

Investing activities

Net cash used in investing activities were $Nil and $92 for the nine months period ended September 30, 2022, and 2021, respectively.

Financing activities

Net cash provided by financing activities was $144,000 and $207,165 for the nine months ended September 30, 2022, and 2021, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that our disclosure controls and procedures were effective as of December 31, 2020.

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

Date: November 5 2022

Biocrude Technologies USA, Inc.
Registrant

By:	/s/ John Moukas
Chief Executive Officer

