Form 10-K
period 2022-12-31
BioCrude Technologies USA, Inc.
filed 2023-03-29
CIK 1690384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The number of shares of Common Stock, $0.001 par value, outstanding as of December 31, 2022 was 50,761,636 shares.

The number of shares of Common Stock, $0.001 par value, outstanding as of March 29, 2023 was 50,767,261 shares.

BIOCRUDE TECHNOLOGIES USA, INC.

FOR THE FISCAL YEAR ENDED

 DECEMBER 31, 2022

I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

●	our ability to diversify our operations;

●	our ability to implement our business plan;

●	our ability to attract key personnel;

●	our ability to operate profitably;

●	our ability to finance our operations efficiently and effectively, and/or purchase orders;

●	inability to achieve future sales levels or other operating results;

●	inability to raise additional financing for working capital;

●	inability to efficiently manage our operations;

●	the inability of management to effectively implement our strategies and business plans;

●	the unavailability of funds for capital expenditures and/or general working capital;

●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

●	deterioration in general or regional economic conditions;

●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

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

One very important area that BioCrude Technologies USA, Inc. excels in is the reformation of MSW into renewable energy and marketable end-by-products, using its intrinsic intellectual property and know how in its “Integrated Municipal Solid Waste to Energy Proposed Complexes” for municipal applications. Understanding the non-homogenous nature and characteristics of the waste, we can define distinct processes to optimally handle the procurement of the varied categories of waste (MSW can be classified into organics, fuels, recyclables, inerts and others), once segregated with an efficient separation process and materials recovery facility (“MRF”). There is no intellectual property protection yet. BioCrude will be filing for certain Intellectual property and know how protection via a patent for “Integrated Municipal Solid Waste to Energy Systems”. In addition to patent applications, the Company will apply for trademark protection where appropriate.

The long-term vision of the organization is to build a highly sustainable and profitable company by transforming traditional solid waste streams into renewable energy resources and marketable by-products. Conventionally, people, entities, etc.…, view solid waste streams as not only worthless refuse requiring monetary resources in order to get rid of. BioCrude, on the contrary, views this so-called refuse “as a valuable commodity”, with a negative product cost, i.e., PRODUCT COST is ZERO, with an implicit REVENUE received PER UNIT OF WASTE given for disposal (people, governments will pay entities/companies to get rid of the undesired waste, in the form of a “Tipping” or “Gate” fee. Global competition for limited resources is, the Company believes, creating significant business opportunities for companies that can sustain and extract value in the form of renewable energy and other marketable by-products, i.e., fertilizer, raw materials (primary feedstock for building materials), etc.…, from resources previously considered an irretrievable waste stream. BioCrude’s business strategy has been firmly tied to creating a sustainable resource management model and the Company continues to be rooted in these same tenets today. Each day the Company strives to create long-term value for all stakeholders: customers, employees, communities, and shareholders, by helping customers and communities manage their resources in a sustainable and financially sound manner.

Industry Analysis

Environmental issues (solid waste management, terrain and water contamination, air pollution [greenhouse gas emissions]) have taken the forefront globally, creating solid expectations for investments in green technology (enhanced by governmental incentives (monetary, capitalized stimuli, tax reductions, and carbon credits, amongst other persuasions).

Conventional practices of waste management (landfilling, mass-burn or incineration) are NOT sound and innovative technologies, but practices that have been around since the beginning of time with negative environmental repercussions, without mentioning the interrelated health implications resulting from contaminated land, water tables and air pollution.

Municipal Solid Waste is defined to include refuse from households, non-hazardous solid waste from industrial, commercial, and institutional establishments (including hospitals), market waste, yard waste and street sweepings. MSWM encompasses the functions of collection, transfer, treatment, recycling, resource recovery and disposal of municipal solid waste.

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

Conventional Municipal Solid Waste Management employs one or more of the following processes:

●	Waste prevention, including reuse of products

●	Recycling, including composting

●	Combustion with energy recovery

●	Disposal through landfilling

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

In the past, MSW management used either landfilling or mass burn/incinerators, had no pollution control and energy recovery and, sanitary landfills were rare. MSW management uses more integrated and complex approaches, whereas waste to energy facilities have minimal environmental burden and sanitary landfills have requirements for designing operation and monitoring, and gas collection.

The past 20 years has seen a change in how we look at our environment. There has been a greater understanding of the economic, social, and environmental risks of not managing waste.

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

Out of concern for the quality of life of their residents, local municipalities bear primary responsibility for waste management. Municipalities will work with other municipal levels to identify the best collection, transportation, treatment and disposal methods for their respective jurisdictions. This includes identifying suitable sites for municipal, or regional waste management facilities, and managing and operating collection, transportation, and treatment systems. To increase the environmental and economic efficiency of waste management, local municipalities will be responsible for planning waste management infrastructure and systems at the urban community and regional county municipality levels.

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

Nota Bene: Landfilling is NOT a solution (contaminates the land forever, cost of construction, waste creation), but a deferral of a problem for future generation to handle. In essence, it is what it is; a “Practice” that has been utilized for the longest period of time! Nothing more!

The myth that landfilling is a cost-effective solution is what it is, a myth. There are long term ramifications, especially when the landfills are not proper “Scientific Landfills” (environmental implications; rainfall, leachate, percolation, contamination (soil and water table). Even the fact that, if a Scientific Landfill is deployed (with membrane linings) at an astronomical cost (the cost of construction of a Scientific landfill, which could host approximately 2,000 TPD of waste for 25 years could costs approximately 100 MUSD), after a few earth tremors or shifting of land, the membrane could crack, or over time, the membrane will deteriorate, thus yielding the same negative environmental impacts, only deferred in time.

Another issue to address is the continual use of landfills. As time goes on, and waste is continuously generated by the populous and its activities, more and more landfills must be created, to a point where a good part of the country will become a cemetery for garbage. Municipalities/governments must plan to integrate their waste management from a strategic and financial perspective.

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

If one was to do a Macro-economic and Cost-Benefit analysis and of same, incorporating all the aforesaid, especially all of the negative environmental impacts, one would find that a properly engineered solution today outweighs the so-called norm of landfilling by a minimum of 300 to 1 (I did not even incorporate the negative effects to health implications).

Large municipalities and metropolitan regions are encouraged to routinely undertake citywide strategic planning to design and implement integrated solid waste systems that are responsive to dynamic demographic and industrial growth. Strategic planning starts with the formulation of long-term goals based on the local urban needs, followed by a medium- and short-term action plan to meet these goals. The strategy and action plans should identify a clear set of integrated actions, responsible parties and needed human, physical and financial resources. Opportunities and concepts for private sector involvement are commonly included among the examined options, as the private sector’s costs and productivity output require special consideration.

BioCrude, having set as its objective the “PROFITABILITY” of the activities inherent within the realms of this sector, whilst building business relationships and addressing social implications within the collectivity’s / communities that BioCrude is called upon to serve, beyond the environmental and social implications, and beyond the business imperatives, has set as one of its priorities, the optimization of waste management and, treatment thereof, all in conformity to the boundaries of economies, efficiency and adherence to environmental wellbeing initiatives. BioCrude has been involved in the R&D of Environmental Technologies, both process and product based, whereby it has enhanced and optimized conventional technology, thus giving credence to environmental, economic, social, and technological well-beings, too numerous to mention (all can be referenced, in its entirety, within BioCrude’s Integrated MSW-Energy Proposal. Shortlists of the aforesaid well-beings are summarized herein under:

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

To further put things into perspective, I would like to address the following: we are addressing the Municipal Solid Waste (MSW) issues and same is not a homogenous feedstock (cute waste). There are different types of waste (MSW, agricultural, sewage sludge, toxic waste, tires, automotive shredded refuse, and medical waste, amongst others). Each type of waste requires a treatment process, tailor made to optimally treat same in an environmentally benign manner. BioCrude’s proposal is geared to remedy the Municipal Solid Waste (MSW) generated on a day-to-day basis.

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

Each category has its own distinct composite classification. To achieve an optimal Waste to Energy procurement, one must analyze separately the inherent category contributions to energy yield and its correlated technological process of extraction in obtaining same in the most economical sense available; thus, the importance of segregating the MSW into the appropriate categories of distinct feedstock is of principal importance for optimal performance in the appropriate technological processes.

In BioCrude’s MSW-Energy initiative, BioCrude Technologies USA, Inc. incorporated the following technologies in the Integrated Municipal Waste Processing (Waste to Energy) Complex in order to optimize the treatment process in an environmentally friendly manner by whilst optimizing the Revenue Model of same, and in turn, pass some of the savings back to the municipalities while still earning an impressive bottom line in juxtaposition to what the competition has to offer with regards to landfilling and incineration:

1.	Separation of Waste Facility (Materials Recovery Facility)

2.	Refuse Derived Fuel (“RDF”) Plant to handle the fuels of the MSW and produce Energy with an ash by-product

3.	Bio-Methanation Plant to handle the organic fraction of the MSW (OFMSW) to produce Energy with a fertilizer by-product

4.	Composting Facility (maximum 50 TPD) to handle a percentage of the OFMSW alongside with the small particles (plastics, ceramics...) that could not be efficiently separated within the separation process of the MSW (fuels in the Bio Methanation plant (plug flow digester) inhibit the process). The economies are no longer apparent in Composting facilities surpassing the 50 TPD capacities.

5.	Power Plant

With BioCrude’s Integrated MSW to Energy proposal/initiative, BioCrude attempts to service each category of the MSW to optimally utilize all renewable resources from same to procure renewable energy and marketable by-products (fertilizer, ash, etc.).

It is very important to note that the Separation Process of the MSW into the appropriate feedstock categories for each distinct process (organics for biomethanation (as well as for composting), and polymer based hydrocarbons and cellulose based products for RDF process) is of the utmost importance. Failure to do so can lead to complications and inevitable failure of each process in question. Evidence of Success and failure stories (especially with biomethanation plants, whereby the feedstock generated from MSW (organic fraction) had traces of more than 10% of polymer based products and/or inerts, thus inhibiting and/or limiting the viability of same) as can be found all over the world, and each outcome, in essence, can be summarized by Plant Technology Implementation and Feedstock Preparation (do not mix up technology viability with technology implementation and operation).

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

The Company is focused on four main areas to improve the performance of base operations and hence, increase cash flow generation. They are Pricing initiatives, Cost controls and operating efficiencies, Integrated Waste to Energy development initiatives with long term Concession Agreements and, Asset Management

BioCrude has developed a number of Lobbying (Sales/Solicitation) programs and the standardization of same. We believe that the pricing logic used in our fee structures, with implied “Put or Pay” and “Take or Pay” provisions for the supply of feedstock and resale of outputs (renewable energy), respectively, is not only reasonable, but competitive. We expect to continue to add valued ameliorations to our structured fee-based pricing of products and services. The goal of our pricing program is to generate price increases in excess of CPI, whilst being competitive in nature. BioCrude will derive revenues from a combination of commodity sales (Marketable by-products – fertilizer and energy resale), carbon credits (CER’s under the auspices of a “Clean Development Mechanism” (CDM project)) and tipping (gate) and material processing fees. Fluctuations in commodity pricing are managed by several risk mitigation strategies including financial hedging instruments (transfer of foreign exchange risk), floor prices, forward sales contracts, and index purchases. The goal is to optimize and stabilize the revenue stream, while still being competitive, net of cost of operations, and generate consistent positive cash flows.

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

Since July 2008, BioCrude Canada has taken the initiative to market and promote its intellectual property and specialized technical expertise throughout the marketplace, both nationally and globally (we have introduced our technology to Governments and major Conglomerates in the Waste to Energy sector) in over 30 Countries worldwide, whereby BioCrude has successfully opened dialogue with Governmental Authorities and respectable corporations for near future contractual negotiations.

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

Pricing initiatives

BioCrude has developed a number of sales/solicitation programs and the standardization of the sales/solicitation process and standardized the sales/solicitation process. We believe that the pricing logic used in our fee programs, with implied “Put or Pay” and “Take or Pay” provisions for the supply of feedstock and resale of outputs (renewable energy), respectively, is reasonable and competitive. We expect to continue to add to our fee-based pricing through additional administrative fees, recycling fees, late charges, and further improvements to our existing fee structures. The goal of our pricing program is to generate price increases more than CPI. BioCrude will derive revenues from a combination of commodity sales (Marketable by-products – fertilizer and energy resale), carbon credits (CER’s under the “Clean Development Mechanism” established pursuant to article 12 of the “Kyoto Protocol” (CDM project)) and tipping fees paid for material processing. Fluctuations in commodity pricing are managed by several risk mitigation strategies including financial hedging instruments (transfer of foreign exchange risk), Sovereign Guarantees, floor prices, forward sales contracts, index purchases, and tipping fees. The goal is to smooth revenue, net of cost of products purchased, and generate consistent cash flows.

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

Company milestones and plan of execution

BioCrude’s MSW to Energy initiative is, by definition, an “en suite” of waste management and energy procurement, whereby the latter is a marketable by-product derived from the intrinsic processes of the treatment of the MSW by procuring the necessary constituent feedstock (primary material) to produce the renewable energy in the modular section for power generation of the Integrated MSW to Energy complex.

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

BioCrude has positioned itself, through its continual lobbying efforts (ongoing), for potential Joint Ventures (JV) with certain governments (countries/clients). Should any of these Joint Ventures prove to be realized because of the persistent lobbying activities, not only will BioCrude be able to realize the EPC management fee for the development of the MSW to Energy complex(es), but it will also receive its prorate share (50%) of the revenue stream of the developed MSW to Energy complex(es), with similar time frame frequencies as mentioned above, as well as a license fee (BioCrude already submitted offers) immediately following signature of the Joint Venture engagement and the Concession and Power Purchase agreements. BioCrude anticipates, that if the prospective JV partner(s) take the initiative to implement (not only entertain) a waste management solution for their country, but possible engagement can be realized within 6 to 12 months following that initiative (being cognizant of bureaucracy and red tape procedures of government).

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

Different facets and schedule of events for the pursuit and realization of MSW to Energy projects (excluding lobbying activities)

Contract Conclusion, Engineering, Procurement& Construction

A. Signature of the following Accords necessary for the realization of the MSW-Energy Complex in Moroni, Autonomous Island of Grande Comore

1.	Deed of Assignment Agreement (“Protocol of Engagement”) by and between the Government of the Autonomous Island of Grande Comore and BioCrude Technologies USA, Inc. Contract was signed January 11, 2016.

2.	The signing of the Concession Agreement for the Municipal Solid Waste, Land Lease Agreement and Agreement for the supply of treated Municipal Water on January 11, 2016

3.	The signing of the Power Purchase Agreement (PPA) with the “Le Gestion de l’Eau et de l’Électricité aux Comores (MA-MWE)” [ Power Corporation of the Autonomous Island of Grande Comore] on January 11, 2016

4.	Opening of a new Comorian Corporation (in the country in question) totally owned by BioCrude Technologies USA, Inc., opening of bank account and execution of all party obligations contained in the Deed of Assignment. This was done on January 12, 2016

5.	Reception of letter from new governmental administration of the Autonomous Island of the Grande Comore (after elections in May 2016) reaffirming their initiative and will to fully respect and execute the engagements signed on January 11, 2016; August 25, 2016

6.	Site selection (site Identification and legal designation (Cadastral, Lot, etc. ...)) for the MSW-Energy Complex, preparation of legal documents to annex same to the Land Lease Agreement and Assignment of selected parcel of land to BioCrude, as per the stipulations of the Land Concession agreement on November 12, 2016.

7.	Incorporating agreed to amendments and/or modifications to the contractual engagements of January 11, 2016, into the new agreements replacing those of January 11, 2016: December 9, 2016.

8.	Granting of a Treasury Guarantee to BioCrude from the governmental administration of the Autonomous Island of the Grande Comore, as per the stipulations of the Concession and Power Purchase Agreements: December 10, 2016

(Fully executed; timeline: it took approximately 8 months)

B. Organizational Matrix: Construction, Management, Operations and Maintenance of Project

1.	Flowchart of management staff

2.	Organization of the Waste Management (Collection, Transportation, Sorting and Treatment)

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

(Timeline: 6 to 8 months)

D. Human Resource List for Project Implementation

1.	Project management

3.	Structural Engineers

4.	Electrical Engineers

5.	Mechanical Engineers

6.	Environmental Engineers

7.	Geological Engineers

8.	Designers

9.	Architects

10.	Planners

11.	Buyers

12.	Supply Agents

13.	Cost Controllers

14.	Training Coach

(Timeline: 2 to 4 months)

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

6.	Construction 10 to 14 months following the execution of E.5. above incorporating a start up synchronization period of approximately 1 to 2 months

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
9.	The negative environmental impacts and mitigation, thereof

10.	Analysis of existing site and the impact of adverse effects thereon, for the development of the MSW-Energy complex to minimize the impact thereof

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

The Summary forecast for the Construction & synchronization of different modules in the MSW to Energy complex of the project planning encompasses a timeline of 16 to 18 months (incorporating approximately 4 months for project preparation for ground-breaking ceremony).

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

Nota Bene: The parties (the Governmental Authorities of the Grande Comore and BioCrude), following discussions, agreed to enforce amendments discussed and reflect same within the agreements and agreed to sign these new agreements, as amended, on December 9, 2016, replacing all the agreements signed on the 11th of January 2016. The principal points of amendment were to incorporate the identified land concession, which was assigned to BioCrude, by governmental decree, on November 12, 2016, and to reflect the new governmental administration that was elected to office as the representatives for the Governmental divisions of the Grande Comore that engaged with BioCrude.

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

The following contractual attributes are intrinsic to the aforesaid contractual (Concessions) agreements:

●	Contracts are backed by Government Sovereign Guarantees

●	Law and Jurisdiction of Dispute Arbitration (Canada)

●	Law of Contract execution immunized against change of law with Grandfather clause

●	Government issuance of (USD 20 Million) Treasury Bond; covers any interim financial defaults – replenished quarterly

●	Government payments are in US dollars (foreign exchange rate risk eliminated)

●	Zero Income Taxes, VAT’s and no levies & duties of imported materials, equipment, rolling stock, etc.… for duration of contract (30 years)

●	Assignment of contracts/change of control clauses benefiting BioCrude (to its discretion)

●	Land Lease Concession: Symbolic $1 US per 25 hectares per year, for 30 years (term), and for additional 30-year renewal term (no escalations / changes)

●	Supply of Effluent Concession: Symbolic $1 US per 7,000 kL of Effluent (water) per day, for 30 years (term), and for additional 30-year renewal term (no escalations / changes)

●	Supply of primary feedstock (waste): 700 tons per day not only at zero cost, but at either a “gate fee” [government pays BioCrude this tipping fee]

●	Government buys back all procured renewable energy (net of self-consumption of complex) via a Power Purchase Agreement for the duration of the 30-year term and renewal option thereof

●	BioCrude is beneficiary of all Certified Emissions Reduction Credits (CERs) due to the MSW to Energy project

●	BioCrude’s management and its Joint-Venture Partner, China Machinery Industry Construction Group Inc. (SINOCONST), have BONIFIDE credentials to execute the Engineering, Procurement, and Construction (“EPC”) of the MSW to Energy project, as well as the management of the operations to same

Status of Corporate Works (Milestone dates)

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

During the past 60 years since its establishment, SINOCONST has successively undertaken hundreds of large and medium key projects involving different sectors, such as machinery, automobile, building materials, metallurgy, electric power, chemical, petroleum, electronics, light industry, broadcasting & TV, environmental protection, municipal, public, and civil buildings etc., with projects performed throughout the country. SINOCONST has made great contribution to China’s industrial development and modernization.

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

As a caveat for securitizing payment of the contract price for Engineering, Procurement and Construction (“EPC”) works, via the financing mechanism established by SINOCONST, JV Consortium will set up “Special Purpose Vehicle’s/Entity’s” (“SPV/SPE”) for each acquired Project. The JV Consortium’s mission and ethos for creating an SPV/SPE of each well-defined Project is to enable direct securitization of financially engineered loans (and other receivables) against direct assets. SINOCONST’s association (equity participation) into every SPV/SPE will be provisional, in a sense where same will have a certain stake in the shareholdings (Common Stock) of the SPV/SPE (as defined in the Capital Structure of the SPV/SPE, as referenced below and in the Memorandum and Articles of Association of same, refer to Annex I), until such time that the loans vested for the development (Design, Building of Project by SINOCONST) of the Project are fully paid back by the JV Consortium from the proceeds of the receivables (for services rendered to client by the Project (SPV/SPE)), and all shares of Common Stock held by SINOCONST are transferred (sold to BioCrude for Project loan(s) repayment, only) to BioCrude as full and final settlement for the loan (that paid for the contract price of said development to SINOCONST). As part and parcel to the securitization of the loans in the SPV/SPE, BioCrude shall assign and/or subrogate its rights to its assets of that distinct Project (Concessions and Power Purchase Agreements, Sovereign Guarantees, Revenues of Operation, etc.…) to the SPV/SPE (“JV Consortium”), and same shall be subject to Charges (Mortgage, privilege, etc..) for financing (funding), only.

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

On January 2018, BioCrude, in joint with SINOCONST (“JV Consortium”), have commissioned out the works related to the feasibility study of the Municipal Solid Waste (MSW) to Energy Complex (“Project”) in the municipality of Moroni, Autonomous Island of the Grande Comore, Union of the Comoros, to China International Electronic Commerce Center (“CIECC”), an independent engineering firm in China, acceptable to SINOSURE’s shortlist of accredited and acceptable suppliers for same.

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

Employees

As of December 31, 2022, we have one officer (Mr. John Moukas) who is also a director of the company, and two non-employee directors, (Mr. Boris Baran and Mr. Edmond-Dario Monzon). We have no agreements with any of our management for any services, but we do use independent professional contractors to execute works on a need-to-need basis.

Most business activities have been conducted by Mr. John Moukas and certain independent contractors on a need-to-need basis (diligent with available resources). As of present, there are no foreign divisions, but BioCrude did open a few corporations abroad to commence lobbying works (e.g., Romania (dormant), Union of the Comoros (new; to establish activity short with)). The Company anticipates that additional employees will be added as needed.

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

The implementation of our business strategy is in a very early stage, and we currently have no revenues. Our business and operations should be considered to be in a very early stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, the intended business and operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in the Company.

We have a very limited operating history, and our business plan is unproven and may not be successful.

The Company was formed in August 2015, but we have not yet begun full scale operations, nor have we generated any revenue to date. We have not proven that our business model will allow us to generate a profit.

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

Our growth has placed, and is expected to continue to place, a strain on our managerial, operational and financial resources. Further, if our business grows, we will be required to manage multiple relationships. Any further growth by us or an increase in the number of our strategic relationships will increase this strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to implement our business plan and could have a material adverse effect upon our financial condition, business prospects, operations and the value of an investment in the Company.

Competition in the Waste Management industry/milieu is highly competitive and there is no assurance that we will be successful in acquiring viable Concession engagements from regulating governmental authorities.

The Waste Management industry/milieu is intensely competitive. We compete with numerous companies, including many major companies which have substantially greater technical, financial, and operational resources and staffs. Accordingly, there is a high degree of competition for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

Risk relating to intellectual property and know-how protection

Though certain intellectual property and know-how of the Company is not or cannot be totally protected via legal mechanisms or against the implied intent and/or capabilities of potential perpetrators, vulnerability to copying and/or theft exists. Board members have a distinct responsibility to analyze and mitigate risk on behalf of the Company and/or shareholders, and as such, appreciate the materiality of the risk and will attempt to get a handle on measuring its components and try to implement viable countering measures to same. As well, the Board will adopt, as part of its corporate governance, policy that insists that vigilance be institutionalized by monitoring the worldwide marketplace, auditing all security and confidentiality protections in the organization, and making security expectations clear to all employees, over and above developing and having in place rapid response procedures to mitigate risk when theft or abuse of intellectual property occurs.

Current and future governmental and environmental regulations could adversely affect our business.

Our business is subject to federal, state and local laws and regulations. Our operations are also subject to complex environmental and energy procurement laws and regulations adopted by the various jurisdictions in which we have or expect to have operations. We could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil, or water, including responsibility for remedial costs.

Government regulation could be an intervening issue whilst trying to get the Concession and Power Purchase Agreements with implications related thereto, which may impact/inhibit the Company’s success in realizing its milestones in the execution of its proposed MSW to Energy Complex for a particular country (client). Part and parcel of the Company’s MSW to Energy proposal submitted to governments is a prefeasibility study of same, which is given to the different divisions of governments, dictating what is required from same with regards to regulation, permits and clearances. The stipulations and provisions for regulations, permits and clearances are absolute (once finalized by BioCrude and the Governmental authorities (with the intervention of technical divisions of same)) within the Concession agreements and signed off on (as well as time delays for granting same from the time BioCrude submits formal plans) by the appropriate divisions of government regulating same ad hoc, i.e. Ministry of Environment (Pollution, water, etc.…), Ministry of Energy (Power Corporation; electricity act [auto producer of electricity and transmission), Municipality (MSW Concession, land concession, water concession), Ministry of Finance (Sovereign Guarantees), etc.… Once the Concessions are acquired (signed), government regulation risk is dramatically reduced or eliminated.

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

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. Several states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of December 31, 2022, we had 325 stockholders of record for the 50,761,636 shares outstanding. As of March 29, 2023 we had 326 stockholders of record for the 50,767,261 shares outstanding.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, the Company issued 4,000 shares of the Company’s common stock, with a fair value of $16,000, for services rendered. and issued 47,250 shares of the Company’s common stock for cash proceeds of $189,000.

On March 15, 2023, the Company has engaged with a subscriber for the sale of 3,750 shares of its common stock, at $4.00 per share of common stock, for total proceeds of $15,000.

On March 6, 2023, and March 15, 2023, the Company issued 1,875 shares of its common stock to individuals, for services rendered.

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

RESULTS OF OPERATIONS

Revenue

We did not generate revenue during the year ended December 31, 2022, or 2021.

Costs and Expenses

During the year ended December 31, 2022, there were $177,655 of operating expenses consisting of general and administrative expenses. Operating expenses for the prior year ended December 31, 2021, was $427,330, consisting of general and administrative. The decrease was mainly due to prior year professional fees charged for investor relationship related to financing.

Liquidity and Capital Resources

As of December 31, 2022, the Company had $439 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flows for the years ended December 31, 2022 and 2021. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the year ended December 31, 2022	For the year ended December 31, 2021
Net cash used in operating activities	$(204,235)	$(310,266)
Net cash used in investing activities	(1,104)	(5,092)
Net cash provided by financing activities	204,000	207,165
Effect of exchange rate changes on cash	—	—
Net increase (decrease) in Cash	(1,339)	(108,193)
Cash, beginning of year	1,778	109,971
Cash, end of year	$439	$1,778

GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $8,955,136 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.

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

Operating activities

Net cash used in operating activities was $204,235 for the year ended December 31, 2022, and $310,266 for the year ended December 31, 2021.

Investing activities

Net cash used in investing activities was $1,104 and $5,092 for the year ended December 31, 2022, and the year ended December 31, 2021, respectively.

Financing activities

Net cash provided by financing activities was $204,000 and $207,165 for the year ended December 31, 2022, and the year ended December 31, 2021, respectively.

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

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often because of the need to make estimates of matters that are inherently uncertain.

We set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and that require complex management judgment.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties, and markets that could affect the financial statements and future operations of the Company.

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

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS AND EXHIBITS.

BioCrude Technologies USA, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

BioCrude Technologies USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioCrude Technologies USA, Inc. as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of BioCrude Technologies USA, Inc. as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has not generated revenues to date and has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to BioCrude Technologies USA, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. BioCrude Technologies USA, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Mac Accounting Group, LLP

We have served as BioCrude Technologies USA, Inc.'s auditor since 2023.

Midvale, Utah

March 29, 2023

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of BioCrude Technologies USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BioCrude Technologies USA, Inc. (the "Company") as of December 31, 2021, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor from 2018 to 2023

Lakewood, CO

March 14, 2022

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$439	$1,778
Advances to related parties (Note 7)	4,347	—
TOTAL CURRENT ASSETS	4,786	1,778

Property, plant and equipment , net	17,895	20,854
TOTAL ASSETS	$22,681	$22,632

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$22,151	$16,424
Accounts payable and accrued liabilities - related parties (Note 7)	—	41,664
Related Party Debt (Note 5)	24,913	25,336
Debt (Note 4)	126,002	113,058
TOTAL CURRENT LIABILITIES	173,066	196,482
TOTAL LIABILITIES	173,066	196,482

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 50,761,636 and 50,710,386 shares outstanding at December 31, 2022 and 2021, respectively	50,762	50,711
Additional paid in capital	8,728,705	8,523,756
Subscription receivable	—	—
Accumulated other comprehensive income	28,672	28,678
Accumulated deficit	(8,955,136)	(8,774,402)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTABLE TO EQUITY SHAREHOLDERS’ OF THE COMPANY	(146,997)	(171,257)
NON-CONTROLLING INTEREST	(3,388)	(2,593)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$22,681	$22,632

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(EXPRESSED IN US DOLLARS)

	Years Ended December 31,
	2022	2021
OPERATING EXPENSES
General and administrative expenses	$177,655	$427,330
LOSS FROM OPERATIONS	(177,655)	(427,330)
Interest expense	(3,871)	(4,125)
Income tax expense	—	—
NET LOSS	(181,526)	(431,455)
OTHER COMPREHENSIVE LOSS
Translation to reporting currency	(9)	34
TOTAL COMPREHENSIVE LOSS	$(181,535)	$(431,421)

NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(180,734)	$(430,463)
Non-controlling interest	(792)	(992)
NET LOSS	$(181,526)	$(431,455)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(180,740)	$(430,439)
Non-controlling interest	(795)	(982)
TOTAL COMPREHENSIVE LOSS	$(181,535)	$(431,421)

Loss per share - basic and diluted	$(0.00)	$(0.01)
Weighted average number of shares outstanding – basic and diluted	50,732,339	50,689,793

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

	Number of shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non- controlling interest	Total
Balance at December 31, 2020	50,621,336	$50,622	$8,167,646	$28,654	$(8,343,939)	$(147,017)	$(1,611)	$(148,628)
Stock issued for services	46,550	47	186,153	—	—	186,200	—	186,200
Subscription Receivable	—	—	—	—	—	50,000	—	50,000
Stock issued for cash	42,500	42	169,957	—	—	169,999	—	169,999
Foreign currency translation gain	—	—	—	24	—	24	10	34
Net loss attributable to equity shareholders of the Company	—	—	—	—	(430,463)	(430,463)	(992)	(431,455)
Balance at December 31, 2021	50,710,386	50,711	8,523,756	28,678	(8,774,402)	(171,257)	(2,593)	(173,850)
Stock issued for services	4,000	4	15,996	—	—	16,000	—	16,000
Subscription Receivable	—	—	—	—	—	—	—	—
Stock issued for cash	47,250	47	188,953	—	—	189,000	—	189,000
Foreign currency translation gain	—	—	—	(6)	—	(6)	(3)	(9)
Net loss attributable to equity shareholders of the Company	—	—	—	—	(180,734)	(180,734)	(792)	(181,526)
Balance at December 31, 2022	50,761,636	$50,762	$8,728,705	$28,672	$(8,955,136)	$(146,997)	$(3,388)	$(150,385)

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(181,526)	$(431,455)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,063	3,935
Stock issued for services	16,000	186,198
Unrealized gain on foreign exchange rates	(6,360)	(5,031)
Changes in operating assets and liabilities
Accounts payable and accruals	5,726	(4,976)
Accounts payable and accrued liabilities - related party	(46,011)	(63,063)
Accrued interest	3,212	3,440
Accrued interest - related party	661	686
Net cash used in operating activities	(204,235)	(310,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	189,000	220,000
Proceeds from debt arrangements	15,000	—
Repayments on debt arrangements	—	(12,835)
Net cash provided by financing activities	204,000	207,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,104)	(5,092)
Net cash used in financing activities	(1,104)	(5,092)

CHANGE IN CASH DURING THE YEAR	(1,339)	(108,193)

CASH BEGINNING	1,778	109,971

CASH ENDING	$439	$1,778

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND GOING CONCERN

Nature of Operations

Biocrude Technologies USA, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 29, 2015. The Company’s principal business objective is to provide resource management expertise and services, catering to commercial, municipal, and industrial customers, primarily in the areas of solid waste management and recycling services.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $8,955,136 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

Foreign exchange gains and losses on the settlement of foreign currency transactions are included in general and administration expense (2022 – gain of $6,360, 2021 – gain of $5,031). Except for translations of intercompany balances, all translations of monetary balances to the functional currency at the year-end exchange rate are included in foreign exchange expense. The translations of intercompany balances to the functional currency at the year-end exchange rate are included in accumulated other comprehensive income or loss (2022 – gain of $9, 2021 – loss of $34).

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and highly liquid instruments with an original maturity of three months or less. As of December 31, 2022, and 2021, the Company did not have cash equivalents.

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost and depreciated to its estimated residual values using the straight-line method over its estimated useful lives of 8 years. Property, plant, and equipment consisted of the following:

	Server	Web Design	TOTAL
COST
Balance, December 31, 2020	$26,388	$—	$26,388
Additions	92	5,000	5,092
Balance, December 31, 2021	26,480	5,000	31,480
Additions	1,018	86	1,104
Balance, December 31, 2022	$27,498	$5,086	$32,584

ACCUMULATED DEPRECIATION
Balance, December 31, 2020	$6,691	$—	$6,691
Depreciation Expense	3,310	625	3,935
Balance, December 31, 2021	10,001	625	10,626
Depreciation Expense	3,438	625	4,063
Balance, December 31, 2022	$13,439	$1,250	$14,689

PROPERTY, PLANT AND EQUIPMENT, NET
Balance, December 31, 2021	$16,479	$4,375	$20,854
Balance, December 31, 2022	$14,059	$3,836	$17,895

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

Income Taxes

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income for the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income statement in the period that includes the date of enactment. Additionally, ASC 740, Income Taxes, requires the Company to recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity like fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

NOTE 3 – STOCKHOLDER’S DEFICIT

Common stock

The authorized common stock of the Company consists of 75,000,000 shares with a $0.001 par value.

During the year ended December 31, 2022, the Company issued 4,000 shares of the Company’s common stock, with a fair value of $16,000, for services rendered. and issued 47,250 shares of the Company’s common stock for cash proceeds of $189,000.

During the year ended December 31, 2021, the Company issued 46,550 shares of the Company’s common stock, with a fair value of $186,200, for services rendered and issued 42,500 shares of the Company’s common stock for cash proceeds of $169,999.

NOTE 4 – DEBT

As at December 31, 2022, the Company has debt of $101,354 (December 31, 2021 – $91,621) in principal and accrued interest of $24,648 (December 31, 2021 - $21,436) outstanding. Included in the balance of debt, $26,465 was cash advanced bearing no interest and due on demand. Also in the balance of debt was loans of $74,889 that bear interest at a rate of 4%, are unsecured and are due on demand.

NOTE 5 – RELATED PARTY DEBT

As of December 31, 2022, the Company has debt of 15,874 (December 31, 2021 - $16,958) in principal and accrued interest of $9,039 (December 31, 2021 - $8,378) due to a director of the Company. The debt bears interest at a rate of 4%, is unsecured, and is due on demand.

NOTE 6 - INCOME TAXES

The Company has established a valuation allowance against deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2022. Management periodically evaluates the recoverability of the deferred tax assets. At such time when it is determined that it is more likely than not, that deferred assets are realizable, the valuation allowance will be reduced accordingly and recorded as a tax benefit.

A reconciliation of income taxes at statutory rates is as follows:

	Years Ended December 31,
	2022	2021
LOSS BEFORE INCOME TAXES	$(181,526)	$(431,455)
Statutory tax rate	21%	21%
Expected recovery at statutory rate	(38,120)	(90,606)
Non-deductible expenses	—	—
Temporal differences	853	827
Change in valuation allowance	37,267	89,779
Income tax expense	$—	$—

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	Years Ended December 31,
	2022	2021
Non-capital losses	$(367,000)	$(692,000)
Valuation allowance	367,000	692,000
Net deferred tax asset	$—	$—

The Company has non-capital losses carried forward of approximately $1,750,000 which expire between 2029 and 2042.

NOTE 7 - RELATED PARTY TRANSACTIONS

As at December 31, 2021, the CEO of the Company had earned compensation and advanced the Company funds, net of repayments, resulting in accounts payable and accrued liabilities to related parties of $41,664. During the year ended December 31, 2022 the CEO earned compensation and advanced the Company $79,808 and the Company made repayments to the CEO of $125,819, resulting in an advance to related parties of $4,347 as of December 31, 2022. These amounts are unsecured, without interest, and payable on demand.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to December 31, 2022 (at March 15, 2023), the Company has engaged with a subscriber for the sale of 3,750 shares of its common stock, at $4.00 per share of common stock, for a total quantum of $15,000.

On March 6, 2023, and March 15, 2023, the Company has issued out 1,500 and 375 shares of its common stock, respectively, to persons, for services rendered.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our current registered independent public accountant is MAC Accounting Group, LLP (1070 Mecham Lane, Midvale, Utah 84047; Tel: (801) 414-3664; Website: https://www.macaccountinggroup.com/), as per the stipulations declared on the Form 8-K, dated January 30, 2023. During the fiscal year ended December 31, 2022, there were no disagreements whatsoever, with our registered independent public accountant (MAC Accounting Group, LLP ) on any matter of accounting principles or practices, fiscal statement disclosures or auditing scope or procedure which, if not resolved by our registered independent public accountants, would have caused same to make reference to the subject matter of the disagreements in connection with its reports for such fiscal year(s); and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K except for the material weakness mentioned hereunder in Item 9A, Controls and Procedures (sub-section “Management’s Report on Internal Control Over Financial Reporting”).

The reports of MAC Accounting Group, LLP on   our financial statements, as of the fiscal year ended December 31, 2022, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports for each such fiscal year included a paragraph (of unqualified opinions) stating that there was substantial doubt about our ability to continue as a going concern.

ITEM 9A. CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer, John Moukas, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this report. Based on that evaluation, they have concluded that, as of December 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

1)	Inadequate control activities or formal accounting policies or procedures as a result of:

	(i)	Lack of appropriate segregation of duties,

	(ii)	Lack of control procedures that include multiple levels of supervision and review,

	(iii)	An overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material nonstandard transactions, and

	(iv)	Lack of IT controls within the financial reporting process.

2)	Inadequate control environment, specifically:

	(i)	No risk assessment, information or communication, or monitoring processes exist,

	(ii)	There are no policies requiring formal written approval of related party transactions, and

	(iii)	While corporate governance has been established, it is inadequate as a result of limited resources and oversight.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2022 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2022 and March 29, 2023, and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Executive Officers

Name	Age	Position
John Moukas	57	Director, President and CEO
Boris Baran	76	Director and Secretary
Edwin-Dario Monzon	45	Independent Director
Domenico Chiovitti	77	Officer and Advisor to the Board
Peter Rona	77	Advisor to the Board

Directors, Executive Officers, Advisors, Promoters and Control Persons

●	John Moukas: B.Sc. Eng., Chairman / CEO; Specializing in early-stage technology start-ups, finance and securities (private and public corporations).

Mr. Moukas is a highly qualified Executive Manager offering more than 22 years of Financial Management, Leadership and Controller experience within the financial market and service industries. Results-Focused and effectual leader with proven ability to turn around financially troubled/distressed companies and to start off new companies from thought inception. Mr. Moukas’ talent for proactively identifying and resolving problems, reversing negative sales trends, controlling costs, automating accounting systems and corporate procedures, maximizing productivity and capability of delivering multimillion dollar profit increases is a definite synergy for BioCrude’s incubation into a flourishing on-going concern.

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

Mr. Edwin Monzon has been with Lazarus, Charbonneau since 2004. He spent 4 years in the litigation department and then moved on to counsel and assist land-based and online gaming operators. He has assisted governments in the drafting of their gaming legislations, and he has provided guidance and support to the gaming operators to help them navigate the various regulatory requirements from a legal, compliance, contractual and structural perspective. In addition, he has advised and counseled on several acquisitions in various different sectors of e-commerce.

Mr. Monzon is fluent in English, French and Spanish

●	Domenico Chiovitti: B.Sc., CTO / VP R&D; Senior Chemist & Project Supervisor; Specialist in Quality Control of End Products, Research and Development of Products and Chemical processes, Laboratory Set Up, Management and Supervision.

Mr. Chiovitti is an experienced Senior Chemist, Gas Laboratory Supervisor, Project Manager, and Consultant with over 35 years of experience in the Research & Development sectors. This includes over 25 years of hands-on experience with Petro-Canada in research development, and quality control of products, and in the working directly/ indirectly with Scientific Solutions in the course of conducting multiple projects within the Biotechnology industry space while engaging a vast number of collaborators worldwide. In addition, Mr. Chiovitti has led large scale capital projects employing new technologies and requiring both construction/expansion of large-scale facilities within mission critical operational environments.

His exposure includes all standard corporate functions and efforts in the areas of:

- Multi-Cultural Team Supervision.

- Contract Management/Equipment Purchasing/Procurement and Product Development

- Risk Mitigation Strategies and Incorporation into Project Implementation Plans.

Corporately, Mr. Chiovitti is well served with the development of Strategic Plans through engagement of various stakeholders that include internal divisions, external partners, collaborators, and investors. The strategies are normally employed as a communication tool as well as obtaining senior management/BOD approval.

●	Peter Rona: MBA, Advisor to the Board; Major strengths include Team Building, Contract Negotiations, Executive Management, Financial Public Relations and Presentation, Public Interviews and creating focus around the order of Corporate Priorities.

Mr. Rona is a Seasoned Executive Manager (hosted multiple positions as CEO, President, General Manager and chaired many Boards) offering more than 38 years of Management and Leadership experience within the private and public media, entertainment, and technology industry milieus. Particular strengths are in financial management, marketing, mergers and acquisitions, motivation and team management; highly regarded for profitable track record in the entertainment and technology community. Mr. Rona is a skilled leader in business strategy, sales, marketing, finance, technology, and business development. Currently, CEO of CPNA (Contract partners North America) a distributor of contract furniture and accessories to the Hospitality Industry. Considered a solid professional that has managed sharply accelerating growth and significantly improved profitability while reducing costs and investing for growth.

Family Relationships

There are no family relationships among any of our officers or directors.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Nevada law.

Limitation of Liability of Directors

Pursuant to the NRS, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner, he believed to be in our best interests.

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

Audit Committee and Financial Expert

We do not have an Audit Committee. Our director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements, and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers, and employees. The Company does currently have a written Code of Ethics and can be viewed on BioCrude Technologies, Inc.’s website at https://biocrudetech.com/index.php?option=com_content&view=article&id=99&Itemid=103, combined with the Corporate Governance link.

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

(a) Name and Principal Position	(b) Year		(c) Salary*	(d) Bonus	(e) Stock Awards	(f) Option Awards	(g) Non-equity Incentive Plan Compensation	(h) Nonqualified Deferred Compensation earnings	(i) All Other compensation	(j) Total Compensation
John Moukas, Chief
Executive Officer	2021		$48,143	0	0	0	0	0	0	$48,143
President & Director	2022	*	$54,476	0	0	0	0	0	0	$54,476

Boris Baran	2021		$0	0	0	0	0	0	0	$0
Sec. Treas. Dir.	2022	*	$0	0	0	0	0	0	0	$0

Edwin-Dario Monzon	2021		$0	0	0	0	0	0	0	$0
Dir.	2022	*	$0	0	0	0	0	0	0	$0

*As of December 31, 2022

**Stock Award(s): There were no outstanding stock awards as of December 31, 2022.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2022.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future. Our board of directors will approve all compensation matters until such time a compensation committee is established and approved.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2022, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Transaction Type (Account Recorded)	Address	Number of Shares Beneficially Owned (*)	Percent of Class (**)
John Moukas (Chairman/CEO)	Historical: Creator, Incubator of Company – Acquired Stock	465 88th Avenue, Laval, Quebec, Canada H7W 3G1	37,996,375	74.85
Cerasela Tesleanu (Spouse to John Moukas)	Historical Gifted Stock from John Moukas’ holdings	465 88th Avenue, Laval, Quebec, Canada H7W 3G1	1,500,000	2.96
Mike Mavrigiannakis (Shareholder: Brother-in-law to John Moukas)	Convertible Loan & Gifted Stock (GS)	208 Maupassant DDO Quebec, Canada H9G 3A9	2,638,000	5.20
Vickie Moukas Mavrigiannakis (Shareholder: Sister to John Moukas & Married to Mike Mavrigiannakis)	Convertible Loan & Gifted Stock (GS)	208 Maupassant DDO Quebec, Canada H9G 3A9	2,638,000	5.20
Boris Baran (Secretary/Director)	Acquired Stock	1008-5350 MacDonald Ave., Montreal, Quebec Canada H3X 2V2	1,008,500	1.99

(*)	Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute “Beneficial Ownership” of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(**)	Percent of class is calculated based on the number of shares outstanding on December 31, 2022: 50,761,636.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Related Party Transactions

As at December 31, 2021, the CEO of the Company had earned compensation and advanced the Company funds, net of repayments, resulting in accounts payable and accrued liabilities to related parties of $41,664. During the year ended December 31, 2022 the CEO earned compensation and advanced the Company $79,808 and the Company made repayments to the CEO of $125,819, resulting in an advance to related parties of $4,347 as of December 31, 2022. These amounts are unsecured, without interest, and payable on demand.

As of December 31, 2022, the Company has debt of 15,874 (December 31, 2021 - $16,958) in principal and accrued interest of $9,039 (December 31, 2021 - $8,378) due to a director of the Company. The debt bears interest at a rate of 4%, is unsecured, and is due on demand.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The review fees charged by BF Borgers CPA PC for three months ended (Q1: March 31, 2022), six months ended (Q2: June 30, 2022) and nine months ended (September 30, 2022) quarterly report reviews were $3,240 each, and audit fees charged by Mac Accounting Group, LLP related to this Form 10-K (2022) filing for reviewing and issuing a consent letter for same were $9,000. The review and issuing a consent letter fee charged by BF Borgers CPA PC related to this Form 10-K (2022) were $6,850 ($3,850 & $3,000, respectively).

The review fees charged by BF Borgers CPA PC for three months ended (Q1: March 31, 2021), six months ended (Q2: June 30, 2021) and nine months ended (September 30, 2021) quarterly report reviews were $3,240 each, and audit fees charged by BF Borgers CPA PC related to the Form 10-K (2021) filing for reviewing and issuing a consent letter for same was $9,720.

(2) AUDIT-RELATED FEES

Darren Reinblatt CPA, Inc. charged the Company $1,890 for bookkeeping and administrative services for the year ended December 31, 2022.

Mao & Ying LLP, CPA, Inc. charged the Company $11,000 for accounting and financial statement preparations for the year ended December 31, 2022 (including fees for this Form 10-K (2022) filing).

Darren Reinblatt CPA, Inc. charged the Company $3,917 for bookkeeping and administrative services for the year ended December 31, 2021.

Mao & Ying LLP, CPA, Inc. charged the Company $11,000 for accounting and financial statement preparations for the year ended December 31, 2021 (including fees for the Form 10-K (2021) filing).

(3) INCOME TAX FEES

The Income Tax fees charged by Liggett & Webb, P.A., for year ended December 31, 2022, as filed with the “IRS”, were $1,700 and the Income Tax fees charged by Darren Reinblatt CPA, Inc. for the year ended December 31, 2022, as filed with the “Canada Revenue Agency” and “Revenue Quebec” were $730.

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

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biocrude Technologies USA, Inc.

By:	/S/ John Moukas, President
Date: March 29, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ John Moukas	President, Director, Principal Executive Officer	March 29, 2023