Form 10-Q
period 2023-03-31
BioCrude Technologies USA, Inc.
filed 2023-05-11
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

☐ Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 000-55818

BioCrude Technologies USA, Inc.

 (Exact Name of Registrant as Specified in its Charter)

Nevadauc	81-2924160
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

As of March 31, 2023, the issuer had 50,767,261 shares of common stock issued and outstanding.

As of May 10, 2023 the issuer had 50,770,761 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$413	$439
Advances to related parties	—	4,347
TOTAL CURRENT ASSETS	413	4,786

Property, plant and equipment	16,880	17,895
TOTAL ASSETS	$17,293	$22,681

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$28,483	$22,151
Accounts payable and accrued liabilities - related parties	27,089	—
Related Party Debt	25,085	24,913
Debt	126,837	126,002
TOTAL CURRENT LIABILITIES	207,494	173,066
TOTAL LIABILITIES	207,494	173,006

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, and 50,767,261 and 50,761,636 shares outstanding at March 31, 2023 and December 31, 2022, respectively	$50,768	$50,762
Additional paid in capital	8,751,199	8,728,705
Accumulated other comprehensive income	28,724	28,672
Accumulated deficit	(9,017,526)	(8,955,136)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTALBLE TO EQUITY SHAREHOLDERS OF THE COMPANY	(186,835)	(146,997)
NON-CONTROLLING INTEREST	(3,366)	(3,388)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,293	$22,681

See accompanying notes to unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended
	March 31, 2023	March 31, 2022
OPERATING EXPENSES
General and administrative expenses	$61,459	$53,048
LOSS FROM OPERATIONS	(61,459)	(53,048)
Interest expense	(931)	(993)
Income tax expense	—	—
NET LOSS	(62,390)	(54,041)
OTHER COMPREHENSIVE LOSS
Translation to reporting currency	74	37
TOTAL COMPREHENSIVE LOSS	$(62,316)	$(54,004)

NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(62,390)	$(54,041)
Non-controlling interest	—	—
NET LOSS	$(62,390)	$(54,041)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(62,338)	$(54,015)
Non-controlling interest	22	11
TOTAL COMPREHENSIVE LOSS	$(62,316)	$(54,004)

Loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	50,745,224	50,705,744

See accompanying notes to unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Number of shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non-controlling interest	Total
Balance at December 31, 2021	50,710,386	$50,711	$8,523,756	$28,678	$(8,774,402)	$(171,257)	$(2,593)	$(173,850)

Stock issued for services	—	—	—	—	—	—	—	—
Subscription receivable	—	—	—	—	—	—	—	—

Stock issued for cash	12,500	12	49,988	—	—	50,000	—	50,000
Foreign currency translation loss	—	—	—	26	—	26	11	37
Net loss	—	—	—	—	(54,041)	(54,041)	—	(54,041)
Balance at March 31, 2022	50,722,886	$50,723	$8,573,744	$28,704	$(8,828,443)	$(175,272)	$(2,582)	$(177,854)

Balance at December 31, 2022	50,761,636	$50,762	$8,728,705	$28,672	$(8,955,136)	$(146,997)	$(3,388)	$(150,385)
Stock issued for services	1,875	2	7,498	—	—	7,500	—	7,500
Subscription receivable	—	—	—	—	—	—	—	—
Stock issued for cash	3,750	4	14,996	—	—	15,000	—	15,000
Foreign currency translation gain	—	—	—	52	—	52	22	74
Net loss	—	—	—	—	(62,390)	(62,390)	—	(62,390)
Balance at March 31, 2023	50,767,261	$_50,768	$8,751,199	$28,724	$(9,017,526)	$(186,835)	$(3,366)	$(190,201)

The accompanying notes to unaudited condensed consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended
	March 31, 2023	March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,390)	$(54,041)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,015	898
Stock issued for services	7,500	—
Forgiveness accrued interest	—	1,483
Unrealized foreign exchange (gain) loss	150	—
Accounts payable and accruals	6,332	2,831
Accounts payable and accrued liabilities - related party	31,436	(18,741)
Accrued interest and interest expenses	772	994
Accrued interest - related party	159	—
Net cash used in operating activities	(15,026)	(66,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement(s)	15,000	50,000
Proceeds from loans payable	—	15,000
Net cash provided by financing activities	15,000	65,000

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CHANGE IN CASH DURING THE PERIOD	(26)	(1,576)

CASH BEGINNING	439	1,778

CASH ENDING	$413	$202

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

 (UNAUDITED)

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2022, included in the Company’s 2022 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,017,526 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving shares in common stock. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the results of operations or financial position for any period presented.

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

Level 1 - quoted prices in active markets for identical assets or

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company’s financial assets and liabilities are subsequently measured at amortized cost, but their carrying amount approximates their fair value due to the short period of time until maturity.

Foreign Currency Translation and Transaction

The Company’s functional currency was the United Stated dollar. Biocrude HK maintains its accounting records in its local currency, the Hong Kong dollar.

Foreign exchange gains and losses on the settlement of foreign currency transactions are included in general and administration expense. Except for translations of intercompany balances, all translations of monetary balances to the functional currency at the year-end exchange rate are included in foreign exchange expense. The translations of intercompany balances to the functional currency at the year-end exchange rate are included in accumulated other comprehensive income or loss.

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and highly liquid instruments with an original maturity of three months or less. As of March 31, 2023 and 2022, the Company did not have any cash equivalents.

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost and depreciated to its estimated residual values using the straight-line method over its estimated useful lives of 8 years. Property, plant, and equipment consisted of the following:

	Server	Web Design	TOTAL
COST
Balance, December 31, 2022	$27,498	$5,086	$32,584
Additions	—	—	—
Balance, March 31, 2023	$27,498	$5,086	$32,584

ACCUMULATED DEPRECIATION
Balance, December 31, 2022	$13,439	$1,250	$14,689
Additions	859	156	1,015
Balance, March 31, 2023	$14,298	$1,406	$15,704

PROPERTY, PLANT, AND EQUPMENT, NET

Balance, December 31, 2022	$14,059	$3,836	$17,895
Balance, March 31, 2023	$13,200	$3,680	$16,880

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

Income Taxes

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income for the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income statement in the period that includes the date of enactment. Additionally, ASC 740: Income Taxes, requires the Company to recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing the net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

New Accounting Pronouncements

The Company considers all new pronouncements and management has determined that there have been no recently adopted or issued accounting standards that had or will have a material impact on the Company’s interim consolidated financial statements.

 NOTE 3 – STOCKHOLDER’S DEFICIT

Common stock

The authorized common stock of the Company consists of 75,000,000 shares with a $0.001 par value.

As of March 31, 2023, the Company issued 1,875 shares of the Company’s common stock, with a fair value of $7,500, for services rendered and issued 3,750 shares of the Company’s common stock for cash proceeds of $15,000.

During the year ended December 31, 2022, the Company issued 4,000 shares of the Company’s common stock, with a fair value of $16,000, for services rendered and issued 47,250 shares of the Company’s common stock for cash proceeds of $189,000.

NOTE 4 – DEBT

As of March 31, 2023, the Company has loans payable of $101,417 (December 31, 2022 – $101,354) in principal and accrued interest of $25,420 (December 31, 2022 - $24,648) outstanding. Included in the balance of debt, $26,467 (December 31, 2022 - $26,465) was cash advanced with no interest bearing and due on demand. Also in the balance of debt was loans of $74,950 (December 31, 2022 - $74,889) bears interest at a rate of 4% per annum, are unsecured, and are due on demand.

NOTE 5 - RELATED PARTY DEBT

As of March 31, 2023, the Company has debt of $15,887 (December 31, 2021 - $15,874) in principal and accrued interest of $9,198 (December 31, 2021 - $9,039) due to a director of the Company. The debt bears interest at a rate of 4% per annum, are unsecured, and are due on demand.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2023, the CEO of the Company had earned compensation and advanced the Company $31,436 which offset the December 31, 2022 advance to the CEO of $4,347, resulting in an accounts payable and accrued liabilities – related parties balance of $27,089 as of March 31, 2023. These amounts are unsecured, without interest, and payable on demand.

During the three months ended March 31, 2022 the CEO of the Company had earned compensation and the Company made repayments to the CEO of $18,741 which reduced the December 31, 2021 payable to the CEO of $41,664, resulting in an accounts payable and accrued liabilities - related parties of $22,923 as of March 31, 2022. These amounts are unsecured, without interest, and payable on demand.

NOTE 7 – SUBSEQUENT EVENTS

On April 4, 2023, the Company issued 3,500 shares of its common stock for services rendered.

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

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change, and competition.

Consequently, all the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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

The versatility and potential of BioCrude Technologies USA, Inc. has been demonstrated by the many uses that our R&D department has already tested and verified. The avenues they have explored include sustainable and cost-efficient methods that will enlarge composting and biomethanation yields and rates of decomposition while increasing output and providing a higher quality of end product. Their focus is on waste treatment protocols for Municipal Solid Waste (“MSW”), cellulose, all organic waste, and all manure types; renewable energy sources such as biogas, ethanol and biodiesel; wastewater treatment, and multiple other applications.

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

Landfilling is one of the most common ways of municipal solid waste disposal in developing countries. Air pollutants emitted from landfills contribute to the emission in the atmosphere of greenhouse gases and cause serious problems to human health.

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

The past 20 years have seen a change in how we look at our environment. There has been a greater understanding of the economic, social, and environmental risks of not managing waste.

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

MSW Management (Tipping/Gate fees): As long as there are people in our world, there will be waste generation. Depending on the demographics of people clusters (nations), the amount of waste generated on a per capita (person) basis can vary from 0.6 kg (persons in destitute third world countries (e.g., Niamey [Niger], Juba [South Sudan], Freetown [Sierra Leone], Port-au-Prince [Haiti])) to 1.8 kg (advanced societies with flourishing economies (e.g., New York City [US], Toronto [Canada], Paris [France], Dubai [UAE]) per person per day. With an approximate current world population (census 2020) of 7.8 billion persons, there is a minimum quantum (weighted average) of about 6,000,000 tons of waste generated on a per day basis. Depending on the national budget for the level of waste management treatment implemented by a certain nation, analyses of the global market forecasts the market will increase from approximately $45 billion in 2020 to $60 billion by 2030.

Nota Bene: The Market potential for Waste Management is not only “HUGE”, but at its infancy stage, ready to “EXPLODE”, with few credible corporations capable of servicing the same!

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

Waste management planning, as well as the production of renewable energy resources, are vital issues facing any city or municipality today. We are at a time where all levels of government recognize the importance and need for waste management. Be it for financial, environmental, or health issues. Room for improvement exists for the following:

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

Municipal Solid Waste

Municipal solid waste, in essence, is all solid waste generated in an area, except industrial and agricultural wastes, typically from residences, commercial or retail establishments. Sometimes includes construction and demolition debris and other special wastes that may enter the municipal waste stream. The EPA (1998c) defined municipal solid waste as “a subset of solid waste and as durable goods (e.g., appliances, tires, and batteries), non-durable goods (e.g., newspapers, books, and magazines), containers and packaging, food wastes, yard trimmings, and miscellaneous organic wastes from residential, commercial and industrial non-process sources.

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

It is very important to note that the Separation Process of the MSW into the appropriate feedstock categories for each distinct process (organics for biomethanation (as well as for composting), and polymer-based hydrocarbons and cellulose-based products for RDF process) is of the utmost importance. Failure to do so can lead to complications and inevitable failure of each process in question. Evidence of Success and failure stories (especially with biomethanation plants, whereby the feedstock generated from MSW (organic fraction) had traces of more than 10% of polymer based products and/or inerts, thus inhibiting and/or limiting the viability of same) as can be found all over the world, and each outcome, in essence, can be summarized by Plant Technology Implementation and Feedstock Preparation (do not mix up technology viability with technology implementation and operation).

Nota Bene: With gasification and/or incineration (mass burn), MSW is dumped into the boiler “as is” and combusted at temperatures ranging from 800 – 12000C (minimum; plasma arc gasification temperatures range from 7,000 – 10,0000C). All waste is burned yielding an approximate net yield of energy for reuse (after self-consumption) of 30 – 40%. The organic fraction of the MSW (OFMSW) is burned, whereby the fertilizer potential via a biomethanation process (cooking) is substituted for an ash from the gasification/incineration process (es). Let us not even entertain what happens to the methane potential of same via gasification/incineration in lieu of biomethanation; LOST! Bottom line, “Potential Revenues” lost and operational costs of gasification/incineration processes are increased dramatically, up to the point where one has to substitute more energy (fuel) in order to sustain continuity of operation and/or to substitute the self-consumption energy requirements of the processes when the varying calorific value of a sample of the waste is deficient for same. One can do their own sensitivity analysis to evaluate the same and come to their own conclusions! BioCrude’s Integrated MSW-Energy Solution evolves from first principles of Science, Chemistry, Engineering, Economics and Common Sense!

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

There is a definite market for the fly ash by-product; the industry players in the global marketplace have to be clearly identified for the realization of commercialization. BioCrude can even offer these ash by-products pro-bono to industry or landfill, for there is no environmental hazard of same.

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

The material components (modules) of an Integrated Municipal Solid Waste to Energy Complex are detailed as follows:

1.	Entrance to complex: Kiosk and weighbridge (reception/departure and weighing of garbage trucks (pre-and-post deposit of MSW at the MSW Storage facility).

2.	MSW Storage facility: Closed and properly ventilated warehouse facility for receiving and storing just in time (JIT) 3 days’ inventory of MSW. MSW is moved from the storage facility and moved via machinery and conveyor belts to the Materials Recovery facility.

3.	Materials Recovery facility (MRF): a properly ventilated facility that houses different types of machinery/equipment (either procured from suppliers or built in-situ according to plan specifications) requisite for different facets of the separation process of the MSW into the distinct categories of the waste (organics, hydro-carbon polymer based, cellulose, inerts, miscellaneous (batteries, cadavers, etc.…)) and prepare same as the distinct feedstock for the different waste treatment processes (Composting, Biomethanation and Refuse Derived Fuel (RDF)), as well as separate the recyclables for resale and the inerts (elements of construction and demolition debris that are not recyclable) for landfilling or to be crushed and given/sold (negligible in nature in comparison to the revenue model established by the tipping fees, and resale of electricity and compost) to the secondary markets for the manufacturing of building materials.

4.	Composting facility: A portion of the land concession will host a type of composting system (Windrow [with procured mechanical mixing machinery (trucks) like compost turners or tub/horizontal grinders] or Static Aerated Piles [aeration system such as installed perforated piping to ensure steady oxygen supply (forced air) for the microorganisms and to reduce moisture content]), depending on BioCrude’s evaluation of the waste analysis. A fertilizer will be procured, dried and stored in a warehousing facility for by-products.

5.	Biomethanation facility: Modular digesters are constructed in series and synchronized in operation to receive organics and process same to extract and capture the methane gas which will be piped to the Biogas – RDF power plant (will be combusted for the procurement of renewable energy) and in addition, yield a cured fertilizer which will be dried and stored in the warehousing facility for by-products.

6.	RDF facility: A refuse derived fuel system (gasification derivative) will be procured and installed. The RDF facility will receive the hydro-carbon polymer and cellulose based waste products that will be used to make RDF pellets (compressed and dried) that will be used as the feedstock for combustion within same to generate renewable energy within the Biogas – RDF power plant.

7.	RDF – Biogas power plant: will be procured and installed within a certain section of the Complex with a dedicated Distributed Control System (DCS) for the MSW-Energy (RDF & Biogas based) power plant & fuel processing plant (controls & instrumentation for the boiler and turbine, instrumentation for the balance of the power plant and control room).

8.	Internal roads: will be constructed within the complex for vehicle/truck transport/passage within the complex.

9.	Green Belt: will be developed for aesthetic purposes and municipal environmental conformities.

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

The Company is focused on four main areas to improve the performance of base operations and hence, increase cash flow generation. They are Pricing initiatives, Cost controls and operating efficiencies, Integrated Waste to Energy development initiatives with long term Concession Agreements and Asset Management.

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

Prior Activities of BioCrude Canada

Within certain countries, if an entity wants to pursue certain specialized works, it is recommended that the entity establish a presence within the same (establish a corporation with a civic address). As an example, in 2009, this was done in Romania with the anticipation that BioCrude Canada would be successful in acquiring the concession agreements from the governmental authorities of Romania. BioCrude was not successful in meeting its objective in Romania for same and stopped its lobbying works for the pursuit of said engagement by and between the Governmental authorities of Romania and BioCrude for the implementation of BioCrude’s proposed MSW to Energy complex in Romania, closed its preliminary office and the corporation became dormant.

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

2009 – 2023 - Marketing and Commercialization: BioCrude presented its waste to energy solution to governments and ministries from USA, Canada and Mexico in North America, Costa Rica, Panama, Ecuador, Argentina, Peru, Brazil, Dominican Republic, Haiti, Colombia, Venezuela, Guatemala, Honduras, Jamaica, El Salvador, Cuba, Uruguay, Bahamas and Trinidad & Tobago in Latin America, China, Hong Kong, Mongolia, Kazakhstan, Vietnam, Indonesia, Philippines, India, Bangladesh, and Pakistan in Asia, Kingdom of Saudi Arabia, United Arab Emirates, Kuwait, Qatar, Jordan, Oman, and Bahrain in the Middle East, Portugal, Luxembourg, Belgium, Hellenic Republic, Malta, Corsica, Albania, Bulgaria, Romania, Serbia, FYROM (Macedonia), Spain, Montenegro, Kosovo, Belarus, Ukraine, Georgia, Latvia, Armenia, amongst other countries, in Europe, Ivory Coast, Burkina Faso, Ghana, Togo, Senegal, Benin, Angola, Niger, Guinea, Mali, Uganda, Burundi, Rwanda, Morocco, Tunisia, Algeria, Egypt, Libya, Kenya, Ethiopia, Democratic Republic of the Congo (Kinshasa), Republic of the Congo (Brazzaville), amongst other countries in Africa.

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

At present, the provisioning for waste treatment and “green” reformation of these products into renewable energy sources is regionalized and within a given geographic region of operations, can be competitive. However, we believe that there are no other entities that provide turnkey solutions targeted to all types and sizes of users. However, there are waste treatment providers that may elect to enter this designated market if our model is successful. We compete on the basis of engineering uniqueness, quality, cost-effectiveness and the increasingly comprehensive and specialized nature of our services, along with the expertise, technology and professional support we offer. While we believe that we will have a competitive cutting-edge advantage by being the most specialized in the market, there can be no assurance that our assumptions regarding our competitive position will be proven correct.

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

The Use of Proceeds section includes a detailed description of the use of proceeds over the differing offering scenarios of 100%, 75%, 50% and 25%. As the Company’s expenses are relatively stable, not incorporating elements of severe force majeure, the Company believes it can fund its present operations with projected revenues together with offering proceeds under any of the offering scenarios. The Company will consider raising additional funds during 2023 through sales of equity, debt, and convertible securities, if it is deemed necessary.

BioCrude Technologies USA, Inc. has no intention in investing in short-term or long-term discretionary financial programs of any kind.

The Company’s belief is based on its business model, which in turn is based on assumptions which may prove to be incorrect. As a result, the Company’s financial resources may not be sufficient to satisfy its capital requirements for this period and may need to raise additional funds. If additional funds are raised through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences, or privileges senior to those of the rights of the common stock and the Company’s shareholders may experience additional dilution. Management cannot be certain that additional financing will be available on favorable terms, when required, if at all. If adequate funds are not available or not available on acceptable terms, the Company may not be able to fund its expansion, promote its brand as desired, take advantage of unanticipated acquisition opportunities, develop or further enhance and/or optimize its products and services or respond to competitive pressures.

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

On October 5, 2017, BioCrude received from ICBC the indicative terms and conditions (“term sheet”) for the Project funding (term of validity was six months). On April 8, 2018, BioCrude received from ICBC, a renewal of the “term sheet”, extending the term of validity for another six months.

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

The Company’s ability to become a profitable operating company is dependent upon its ability to generate revenues and/or obtain financing adequate to fulfill our requirements to complete evaluations of Concession acquisitions and development of same opportunities and to achieve a level of revenues adequate to support our cost structure has raised substantial doubts about our ability to continue as a going concern. We plan to attempt to raise additional equity capital by selling shares in this offering and, if necessary, through one or more private placement or public offerings. However, the doubts raised relating to our ability to continue as a going concern, may make our shares as an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

Plan of Operation

With the signing of the Concession Agreements with the countries of the Union of the Comoro, the Company, during the next twelve months, will be able to aggressively implement the building of its corporate infrastructure by adding a few key senior managers to oversee the control of the management of the Complexes and the general management of the Company. In addition, technical staff experienced in the management of the Engineering, Procurement, and Construction (“EPC”) activities, a key component in controlling the successful creation of a Complex, will also be hired. The anticipated cost for accomplishing this is approximately twenty million United States dollars (20,000,000 USD), which includes the provisions for infrastructure development of the Company (construction, fixed assets and equipment procurement), human resource staffing and working capital. The anticipation of raising funds through a common share offering will further allow the Company to comfortably expand operations (with enhanced Research and Development), in sync, with the essence of BioCrude’s mission, as elaborated within these presents.

The crucial factor to financial success is the rapid successful signing of additional concession agreements. Each such agreement requires an immediate investment in the capital stock of the legal entity created for the purpose of building and subsequently operating the Complex. Additional investments in the capital stock of each Complex totaling ten percent (10%) of the capital expenditure for a given complex must be made in conjunction with the securing of long-term debt provided by financial institutions (made possible by the sovereign guarantees included in the Concession Agreements). The legal entities created for the Complexes in a given country take a wholly owned subsidiary of a joint venture owned fifty per cent (50%) each by the Company and the local government providing the sovereign guarantee. The Company anticipates the creation of a total of eight (8) subsidiaries and two (2) joint ventures requiring a total of approximately $46 million (note: each joint venture entity requires the upfront payment of a licensing fee on the part of the Company’s joint venture partner, partially offsetting the Company’s investment in the Complex and providing a portion of the funds required to operate the Company and make further investments in additional Complexes).

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

Plant Operating Revenues

This revenue stream is comprised of the following elements:

Tipping Fees

In exchange for the provided environmental services, municipalities must pay a tipping fee per ton of waste delivered by the city to the MSW-Energy Complexes (“Tipping Fees”) based on the long-term Concession Agreement on a “Put or Pay” (for full face value) basis.

Sales of Power

In the W2E plant, the waste is processed in RDF (Refuse Derived Fuel) and Biomethanation processes to yield marketable by-products. RDF and biogas are used for power generation. The power is sold to the grid based on a long-term contract (Power Purchase Agreement) on a “Take or Pay” (for full face value) basis.

Sales of Carbon Credits

The carbon credits gained by reducing green gas emission and by producing power based on renewable energy (“Clean Design Mechanism” (CDM)) are sold on the carbon credit market.

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

Results of Operations

For the three months period ended March 31, 2023, and 2022

Revenue

We did not generate revenue during the three months period ended March 31, 2023, and 2022.

Costs and Expenses

During the three months ended March 31, 2023, there were $61,459 of operating expenses consisting of general and administrative expenses compared to $53,048 of operating expenses for the same period in 2022. The Company incurs consistent charges for accounting, legal, and professional services, as well as records a consistent wage amount for the CEO, therefore changes between periods are minimal.

Liquidity and Capital Resources

As of March 31, 2023, the Company had $413 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the three months period ended March 31, 2023, and 2022. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the three months period ended March 31, 2023	For the three months period ended March 31, 2022
Net cash used in operating activities	$(15,026)	$(66,576)
Net cash used in investing activities	—	—
Net cash provided by financing activities	15,000	65,000
Effect of exchange rate changes on cash	—	—
Net increase (decrease) in Cash	(26)	(1,576)
Cash, beginning of period	439	1,778
Cash, end of period	$413	$202

Due to the limited nature of the Company’s operations to date, the Company does not believe that past performance is any indication of future performance. The impact on the Company’s revenues of recognized trends and uncertainties in our market will not be recognized until such time as the Company has had sufficient operations to provide a baseline.

GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,017,526 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.

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

Operating activities

Net cash used in operating activities was $15,026 and $66,576, for the three months ended March 31, 2023 and 2022, respectively, which was mostly due to net losses incurred each period offset by increases or decreases in the accounts payable and accrued liabilities – related party account.

Investing activities

No cash was used in investing activities for the three months period ended March 31, 2023 and 2022.

Financing activities

Net cash provided by financing activities was $15,000 for the three months ended March 31, 2023 as a result of proceeds from the sale of stock in a private placement. Net cash provided by financing activities was $65,000 for the three months ended March 31, 2022, made up of $50,000 received from the sale of stock in a private placement and $15,000 received from new loans payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that our disclosure controls and procedures were not effective as of March 31, 2023.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors set forth in the Company’s annual report Form 10-K for the year ended December 31, 2022. These risk factors should be carefully considered with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2023, the Company issued 1,875 shares of the Company’s common stock with a fair value of $7,500 for services rendered and issued 3,750 shares of the Company’s common stock for cash proceeds of $15,000.

On April 4, 2023 the Company issued 3,500 shares of its common stock for services rendered.

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

Date: May 11, 2023

Biocrude Technologies USA, Inc.
Registrant

By:	/s/ John Moukas
Chief Executive Officer