Form 10-Q
period 2023-06-30
BioCrude Technologies USA, Inc.
filed 2023-08-11
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  ☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

Yes ☐ No ☒

As of June 30, 2023 and August 10, 2023, the issuer had 50,789,261 and 50,797,761 shares of common stock issued and outstanding, respectively.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$144	$439
Advances to related parties	—	4,347
TOTAL CURRENT ASSETS	144	4,786

Property, plant and equipment, net	15,865	17,895
TOTAL ASSETS	$16,009	$22,681

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31,252	$22,151
Accounts payable and accrued liabilities - related parties	26,754	—
Related Party Debt	25,599	24,913
Debt	129,334	126,002
TOTAL CURRENT LIABILITIES	212,939	173,066
TOTAL LIABILITIES	212,939	173,006

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, and 50,789,261 and 50,761,636 outstanding at June 30, 2023 and December 31, 2022, respectively	$50,790	$50,762
Additional paid in capital	8,839,177	8,728,705
Subscription receivable	—	—
Accumulated other comprehensive income	28,710	28,672
Accumulated deficit	(9,112,236)	(8,955,136)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTALBLE TO EQUITY SHAREHOLDERS OF THE COMPANY	(193,559)	(146,997)

NON-CONTROLLING INTEREST	(3,371)	(3,388)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,009	$22,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

OPERATING EXPENSES
General and administrative	$93,759	$14,526	$155,219	$67,574
LOSS FROM OPERATIONS	(93,759)	(14,526)	(155,219)	(67,574)
Interest expense	(951)	(986)	(1,881)	(1,979)
NET LOSS	(94,710)	(15,512)	(157,100)	(69,553)

OTHER COMPREHENSIVE LOSS
Translation to reporting currency	(19)	16	55	53
TOTAL COMPREHENSIVE LOSS	$(94,729)	$(15,496)	$(157,045)	$(69,500)

NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(94,710)	$(15,512)	$(157,100)	$(69,553)
Non-controlling interest	—	—	—	—
NET LOSS	$(94,710)	$(15,512)	$(157,100)	$(69,553)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(94,724)	$(15,501)	$(157,062)	$(69,516)
Non-controlling interest	(5)	5	17	16
TOTAL COMPREHENSIVE LOSS	$(94,729)	$(15,496)	$(157,045)	$(69,500)

Net loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	50,762,866	50,715,163	50,762,866	50,715,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

 (EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Common Stock		Additional	Accumulated Other		Total equity attributable to equity shareholders
	Number of shares	Par Value	Paid-in Capital	Comprehensive Income	Deficit	of the Company	Non-controlling interest	Total
Balance at December 31, 2021	50,710,386	$50,711	$8,523,756	$28,678	$(8,774,402)	$(171,257)	$(2,593)	$(173,850)
Stock issued for cash	12,500	12	49,988	—	—	50,000	—	50,000
Foreign currency translation loss	—	—	—	26	—	26	11	37
Net loss	—	—	—	—	(54,041)	(54,041)	—	(54,041)
Balance at March 31, 2022	50,722,886	50,723	8,573,744	28,704	(8,828,443)	(175,272)	(2,582)	(177,854)
Stock issued for services	—	—	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	11	—	11	5	16
Net loss	—	—	—	—	(15,512)	(15,512)	—	(15,512)
Balance at June 30, 2022	50,722,886	$50,723	$8,573,744	$28,715	$(8,843,955)	$(190,773)	$(2,577)	$(193,350)

Balance at December 31, 2022	50,761,636	$50,762	$8,728,705	$28,672	$(8,955,136)	$(146,997)	$(3,388)	$(150,385)
Stock issued for services	1,875	2	7,498	—	—	7,500	—	7,500
Subscription receivable	—	—	—	—	—	—	—	—
Stock issued for cash	3,750	4	14,996	—	—	15,000	—	15,000
Foreign currency translation loss	—	—	—	52	—	52	22	74
Net loss	—	—	—	—	(62,390)	(62,390)	—	(62,390)
Balance at March 31, 2023	50,767,261	50,768	8,751,199	28,724	(9,017,526)	(186,835)	(3,366)	(190,201)
Stock issued for services	7,000	7	27,993	—	—	28,000	—	28,000
Subscription receivable	—	—	—	—	—	—	—	—
Stock issued for cash	15,000	15	59,985	—	—	60,000	—	60,000
Foreign currency translation loss	—	—	—	(14)	—	(14)	(5)	(19)
Net loss	—	—	—	—	(94,710)	(94,710)	—	(94,710)
Balance at June 30, 2023	50,789,261	$50,790	$8,839,177	$28,710	$(9,112,236)	$(193,559)	$(3,371)	$(196,930)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (EXPRESSED IN US DOLLARS)

 (UNAUDITED)

	For the six months ended
	June 30, 2023	June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(157,100)	$(69,553)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,030	1,882
Stock issued for services	35,500	—
Unrealized foreign exchange (gain) loss	2,191	(1,551)
Accounts payable and accruals	9,101	4,390
Accounts payable and accrued liabilities - related party	31,101	(3,360)
Accrued interest and interest expenses	1,561	1,981
Accrued interest - related party	321	—
Net cash used in operating activities	(75,295)	(66,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement(s)	75,000	50,000
(Repayment) Proceeds of loans payable	—	15,000
Net cash provided by financing activities	75,000	65,000

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CHANGE IN CASH DURING THE PERIOD	(295)	(1,211)

CASH BEGINNING	439	1,778

CASH ENDING	$144	$567

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all the information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2022, included in the Company’s 2022 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six-month period ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,112,236 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving shares of common stock. Actual results could differ from those estimates.

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

Foreign exchange gains and losses on the settlement of foreign currency transactions are included in general and administration expenses. Except for translations of intercompany balances, all translations of monetary balances to the functional currency at the year-end exchange rate are included in foreign exchange expenses. The translations of intercompany balances to the functional currency at the year-end exchange rate are included in accumulated other comprehensive income or loss.

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and highly liquid instruments with an original maturity of three months or less. As of June 30, 2023 and December 31, 2022, the Company did not have any cash equivalents.

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost and depreciated to its estimated residual values using the straight-line method over its estimated useful lives of 8 years.

	Server	Web Design	TOTAL
COST
Balance, December 31, 2022	$27,498	$5,086	$32,584
Additions	—	—	—
Balance, June 30, 2023	$27,498	$5,086	$32,584

ACCUMULATED DEPRECIATION
Balance, December 31, 2022	$13,439	$1,250	$14,689
Additions	859	156	1,015
Balance, March 31, 2023	14,298	1,406	15,704
Additions	859	156	1,015
Balance, June 30, 2023	$15,157	$1,562	$16,719

PROPERTY, PLANT, AND EQUIPMENT, NET
Balance, December 31, 2022	$14,059	$3,836	$17,895
Balance, June 30, 2023	$12,341	$3,524	$15,865

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

During the six months ended June 30, 2023, the Company issued 8,875 shares of the Company’s common stock, with a fair value of $35,500, for services rendered and issued 18,750 shares of the Company’s common stock for cash proceeds of $75,000.

During the six months ended June 30, 2022, the Company issued 12,500 shares of the Company’s common stock for cash proceeds of $50,000.

NOTE 4 – DEBT

As of June 30, 2023, the Company has loans payable of $103,125 (December 31, 2022 – $101,354) in principal and accrued interest of $26,209 (December 31, 2022 - $24,648) outstanding. Included in the balance of debt, $26,516 was cash advanced with no interest bearing and due on demand. Also in the debt balance was loans of $76,609 (December 31, 2022 - $74,889) that bears an average interest rate of 4%, are unsecured and are due on demand.

NOTE 5 – RELATED PARTY DEBT

As of June 30, 2023, the Company has debt of $16,239 (December 31, 2022 - $15,874) in principal and accrued interest of $9,360 (December 31, 2022 - $9,039) due to a director of the Company. The debt bears interest at a rate of 4%, are unsecured and are due on demand.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2023, the CEO of the Company had earned compensation and advanced the Company $31,101 which offset the Company advance to the CEO of $4,347, resulting in an accounts payable and accrued liabilities - related parties balance of $26,754 as of June 30, 2023. These amounts are unsecured, without interest, and payable on demand.

During the six months ended June 30, 2022, the CEO of the Company had earned compensation and there was a net change in accounts payable and accrued liabilities - related parties of $3,360. These amounts are unsecured, without interest, and payable on demand.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to June 30, 2023 (on July 3, 2023), the Company has engaged with a subscriber for the sale of 7,500 shares of its common stock, at $4.00 per share of common stock, for total proceeds of $30,000.

On July 3, 2023, the Company issued 1,000 shares of its common stock for referral services rendered, at $4.00 per share of common stock, for a total value of $4,000.

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

Going Concern

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through private placements and a public offering of its common stock, if necessary. Although, historically, the Company had continuous losses and negative working capital issues, therefore there is substantial doubts about the Company’s ability to continue as a going concern.

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

Results of Operations

For the six and three months ended June 30, 2023, and 2022

Revenue

We did not generate revenue during the six and three months ended June 30, 2023, and 2022.

Costs and Expenses

During the six months ended June 30, 2023, there were $155,219 of operating expenses consisting of general and administrative expenses compared to $67,574 of operating expenses for the same period in 2022. The Company incurs consistent charges for accounting, legal, and professional services, as well as records a consistent wage amount for the CEO. However, during the six months ended June 30, 2023 the Company increased its lobbying efforts in Africa which increased expenses for consulting, travel, and meals, thus explaining the increase in operating expense from the prior year.

During the three months ended June 30, 2023, there were $93,759 of operating expenses consisting of general and administrative expenses compared to $14,526 of operating expenses for the same period in 2022. The increase in the current period was due to the Company’s lobbying efforts in Africa which resulted in the Company incurring increased consulting, travel, and meal expenses.

Liquidity and Capital Resources

As of June 30, 2023, the Company had $144 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the six months ended June 30, 2023 and 2022. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Net cash used in operating activities	$(75,295)	$(66,211)
Net cash used in investing activities	—	—
Net cash provided by financing activities	75,000	65,000
Effect of exchange rate changes on cash	—	—
Net increase (decrease) in cash	(295)	(1,211)
Cash, beginning of period	439	1,778
Cash, end of period	$144	$567

Due to the limited nature of the Company’s operations to date, the Company does not believe that past performance is any indication of future performance. The impact on the Company’s revenues of recognized trends and uncertainties in our market will not be recognized until such time as the Company has had sufficient operations to provide a baseline.

GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,112,236 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.

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

Operating activities

Net cash used in operating activities was $75,295 and $66,211, for the six months ended June 30, 2023, and 2022, respectively.

Investing activities

No cash was used in investing activities for the six months ended June 30, 2023, and 2022.

Financing activities

Net cash provided by financing activities was $75,000 and $65,000 for the six months ended June 30, 2023, and 2022, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that our disclosure controls and procedures were not effective as of June 30, 2023.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2022. These risk factors should be carefully considered with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2023, the Company issued 8,875 shares of the Company’s common stock with a fair value of $35,500 for services rendered and issued 18,750 shares of the Company’s common stock for cash proceeds of $75,000.

On July 3, 2023 the Company issued 1,000 shares of its common stock with a fair value of $4,000 for services rendered and issued 7,500 shares of its common stock for cash proceeds of $30,000.

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

Date: August 11, 2023

Biocrude Technologies USA, Inc.
Registrant

By:	/s/ John Moukas
Chief Executive Officer

