Form 10-Q
period 2023-09-30
BioCrude Technologies USA, Inc.
filed 2023-11-13
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

Yes ☐ No ☒

As of November 13, 2023, the issuer had 50,800,761 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$38	$439
Advances to related parties	—	4,347
TOTAL CURRENT ASSETS	38	4,786

Property, plant and equipment	17,019	17,895
TOTAL ASSETS	$17,057	$22,681

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$40,344	$22,151
Accounts payable and accrued liabilities - related parties	21,999	—
Related Party Debt	26,489	24,913
Debt	128,479	126,002
TOTAL CURRENT LIABILITIES	217,311	173,066
TOTAL LIABILITIES	217,311	173,006

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, and 50,800,761 and 50,761,636 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	$50,801	$50,762
Additional paid in capital	8,885,166	8,728,705
Subscription receivable	—	—
Accumulated other comprehensive income	28,706	28,672
Accumulated deficit	(9,161,553)	(8,955,136)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTALBLE TO EQUITY SHAREHOLDERS OF THE COMPANY	(196,880)	(146,997)
NON-CONTROLLING INTEREST	$(3,374)	$(3,388)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,057	$22,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

OPERATING EXPENSES
General and administrative	$48,379	$88,296	$203,596	$155,870
LOSS FROM OPERATIONS	(48,379)	(88,296)	(203,596)	(155,870)
Interest expense	(938)	(964)	(2,821)	(2,943)
NET LOSS	$(49,317)	$(89,260)	$(206,417)	$(158,813)

OTHER COMPREHENSIVE LOSS
Translation to reporting currency	(7)	3	48	56
TOTAL COMPREHENSIVE LOSS	$(49,324)	$(89,257)	$(206,369)	$(158,757)

NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(49,317)	$(89,260)	$(206,417)	$(158,813)
Non-controlling interest	—	—	—	—
NET LOSS	$(49,317)	$(89,260)	$(206,417)	$(158,813)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(49,321)	$(89,258)	$(206,383)	$(158,774)
Non-controlling interest	(3)	1	14	17
TOTAL COMPREHENSIVE LOSS	$(49,324)	$(89,257)	$(206,369)	$(158,757)

Net loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	50,784,692	50,720,239	50,784,692	50,720,239

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

 (EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Number of shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non-controlling interest	Total
Balance at December 31, 2021	50,710,386	$50,711	$8,523,756	$28,678	$(8,774,402)	$(171,257)	$(2,593)	$(173,850)
Stock issued for services	12,500	12	49,988	—	—	50,000	—	50,000
Foreign currency translation loss	—	—	—	26	—	26	11	37
Net loss	—	—	—	—	(54,041)	(54,041)	—	(54,041)
Balance at March 31, 2022	50,722,886	50,723	8,573,744	28,704	(8,828,443)	(175,272)	(2,582)	(177,854)
Foreign currency translation loss	—	—	—	11	—	11	5	16
Net loss	—	—	—	—	(15,512)	(15,512)	—	(15,512)
Balance at June 30, 2022	50,722,886	50,723	8,573,744	28,715	(8,843,955)	(190,773)	(2,577)	(193,350)
Stock issued for services	2,500	2	9,998	—	—	10,000	—	10,000
Stock issued for cash	19,750	20	78,980	—	—	79,000	—	79,000
Foreign currency translation loss	—	—	—	2	—	2	1	3
Net loss	—	—	—	—	(89,260)	(89,260)	—	(89,260)
Balance at September 30, 2022	50,745,136	$50,745	$8,662,722	$28,717	$(8,933,215)	$(191,031)	$(2,576)	$(193,607)

	Number of shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non-controlling interest	Total
Balance at December 31, 2022	50,761,636	$50,762	$8,728,705	$28,672	$(8,955,136)	$(146,997)	$(3,388)	$(150,385)
Stock issued for services	1,875	2	7,498	—	—	7,500	—	7,500
Stock issued for cash	3,750	4	14,996	—	—	15,000	—	15,000
Foreign currency translation loss	—	—	—	52	—	52	22	74
Net loss	—	—	—	—	(62,390)	(62,390)	—	(62,390)
Balance at March 31, 2023	50,767,261	50,768	8,751,199	28,724	(9,017,526)	(186,835)	(3,366)	(190,201)
Stock issued for services	7,000	7	27,993	—	—	28,000	—	28,000
Stock issued for cash	15,000	15	59,985	—	—	60,000	—	60,000
Foreign currency translation loss	—	—	—	(14)	—	(14)	(5)	(19)
Net loss	—	—	—	—	(94,710)	(94,710)	—	(94,710)
Balance at June 30, 2023	50,789,261	50,790	8,839,177	28,710	(9,112,236)	(193,559)	(3,371)	(196,930)
Stock issued for services	2,000	2	7,998	—	—	8,000	—	8,000
Stock issued for cash	9,500	9	37,991	—	—	38,000	—	38,000
Foreign currency translation loss	—	—	—	(4)	—	(4)	(3)	(7)
Net loss	—	—	—	—	(49,317)	(49,317)	—	(49,317)
Balance at September 30, 2023	50,800,761	$50,801	$8,885,166	$28,706	$(9,161,553)	$(196,880)	$(3,374)	$(200,254)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Nine Months Ended
	September 30, 2023	September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(206,417)	$(158,813)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,116	2,866
Stock issued for services	43,500	10,000
Unrealized foreign exchange (gain) loss	1,280	(7,401)
Changes in operating assets and liabilities
Accounts payable and accruals	18,193	1,174
Accounts payable and accrued liabilities - related party	26,346	4,196
Accrued interest and interest expenses	2,339	2,945
Accrued interest - related party	482	—
Net cash used in operating activities	(111,161)	(145,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,240)	—
Net cash used in investing activities	(2,240)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement(s)	113,000	129,000
(Repayment) Proceeds of loans payable	—	15,000
Net cash provided by financing activities	113,000	144,000

CHANGE IN CASH DURING THE PERIOD	(401)	(1,033)

CASH BEGINNING	439	1,778

CASH ENDING	$38	$745

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all the information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2022, included in the Company’s 2022 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine-month period ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,161,553 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and highly liquid instruments with an original maturity of three months or less. As at September 30, 2023 and December 31. 2022, the Company did not have any cash equivalents.

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost and depreciated to its estimated residual values using the straight-line method over its estimated useful lives of 8 years.

	Server	Web Design	TOTAL
COST
Balance, December 31, 2022	$27,498	$5,086	$32,584
Additions	—	2,240	—
Balance, September 30, 2023	$27,498	$7,326	$34,824

ACCUMULATED DEPRECIATION
Balance, December 31, 2022	$13,439	$1,250	$14,689
Additions	2,577	539	3,116
Balance, September 30, 2023	$16,016	$1,789	$17,805

PROPERTY, PLANT, AND EQUIPMENT, NET
Balance, December 31, 2022	$14,059	$3,836	$17,895
Balance, September 30, 2023	$11,482	$5,537	$17,019

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

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing the net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

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

During the nine months ended September 30, 2023, the Company issued 10,875 shares of the Company’s common stock, with a fair value of $43,500, for services rendered. and issued 28,250 shares of the Company’s common stock for cash proceeds of $113,000.

During the nine months ended September 30, 2022, the Company issued 15,000 shares of the Company’s common stock, with a fair value of $60,000, for services rendered. and issued 19,750 shares of the Company’s common stock for cash proceeds of $79,000.

NOTE 4 – DEBT

As at September 30, 2023, the Company has loans payable of $101,491 (December 31, 2022 – $101,354) in principal and accrued interest of $26,988 (December 31, 2022 - $24,648) outstanding. Included in the balance of debt, $26,469 was cash advanced with no interest bearing and due on demand. Also in the debt balance was loans of $75,022 (December 31, 2022 - $74,889) bearing an average interest rate of 4%, are unsecured and due on demand.

NOTE 5 - RELATED PARTY DEBT

As at September 30, 2023, the Company has debt of $16,968 (December 31, 2022 - $15,874) in principal and accrued interest of $9,521 (December 31, 2022 - $9,039) due to a director of the Company. Included in the balance of the related party debt, $1,066 was cash advanced with no interest bearing and due on demand. Also in the related party’s debt was loans of $15,902 bearing interest at a rate of 4% are unsecured and are due on demand.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2023, the CEO of the Company had earned compensation and advanced the Company $26,346 which offset the Company advance to the CEO of $4,347, resulting in an accounts payable and accrued liabilities - related parties balance of $21,999 as of September 30, 2023. These amounts are unsecured, without interest, and payable on demand.

During the nine months ended September 30, 2022, the CEO of the Company had earned compensation and advanced the Company $24,566, net of repayment for the payment of the Company’s operating expenses, in accounts payable and accrued liabilities – related parties as of September 30, 2022. These amounts are unsecured, without interest, and payable on demand.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events from September 30, 2023, through the date whereupon the financial statements were issued and has determined that there are no material events that require disclosure.

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

BioCrude, having set as its objective the “PROFITABILITY” of the activities inherent within the realms of this sector, whilst building business relationships and addressing social implications within the collectivity’s / communities that BioCrude is called upon to serve, beyond the environmental and social implications, and beyond the business imperatives, has set as one of its priorities, the optimization of waste management and, treatment thereof, all in conformity to the boundaries of economies, efficiency and adherence to environmental wellbeing initiatives. ioCrude has been involved in the R&D of Environmental Technologies, both process and product based, whereby it has enhanced and optimized conventional technology, thus giving credence to environmental, economic, social and technological well-beings, too numerous to mention (all can be referenced, in its entirety, within BioCrude’s Integrated MSW-Energy Proposal. Shortlists of the aforesaid well-beings are summarized herein under:

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

Going Concern

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through private placements and a public offering of its common stock, if necessary. Although, historically, the Company had continuous losses and negative working capital issues, therefore are doubts about the Company’s ability to continue as a going concern.

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

Results of Operations

For the nine months and three months period ended September 30, 2023, and 2022

Revenue

We did not generate revenue during the nine months and three months period ended September 30, 2023, and 2022.

Operating Expenses

During the nine months period ended September 30, 2023, there were $203,596 of operating expenses consisting of general and administrative expenses compared to $155,870 of operating expenses for the same period in 2022. The Company incurs consistent charges for accounting, legal and professional services, as well as records a consistent wage amount for the CEO. However, during the nine months ended September 30, 2023, the Company increased its lobbying efforts in Africa which increased expenses for consulting, travel and meals, thus explain the increase in operating expenses from the prior year.

During the three months ended September 30, 2023, there were $48,379 of operating expenses consisting of general and administrative expenses compared to $88,296 of operating expenses for the same period in 2022. The decrease in the current period was due to the Company made referral fee in relation to the shares issuance for cash incurring increased operating expenses in the prior period.

Interest Expenses

During the nine months period ended September 30, 2023, there were $2,821 of interest expenses compared to $2,943 of interest expenses for the same period in 2022. The Company accrued the interest from debt and related party debt on a quarterly basis.

During the three months ended September 30, 2023, there were $938 of interest expenses compared to $964 of interest expenses for the same period in 2022.

Liquidity and Capital Resources

As of September 30, 2023, the Company had $38 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the nine months ended September 30, 2023, and 2022. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the nine months period ended September 30, 2023	For the nine months period ended September 30, 2022
Net cash used in operating activities	$(111,161)	$(145,033)
Net cash used in investing activities	(2,240)	—
Net cash provided by financing activities	113,000	144,000
Effect of exchange rate changes on cash	—	—
Net decrease in cash	(401)	(1,033)
Cash, beginning of period	439	1,778
Cash, end of period	$38	$745

Due to the limited nature of the Company’s operations to date, the Company does not believe that past performance is any indication of future performance. The impact on the Company’s revenues of recognized trends and uncertainties in our market will not be recognized until such time as the Company has had sufficient operations to provide a baseline.

GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,161,553 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financings. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.

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

Operating activities

Net cash used in operating activities was $111,161 and $145,033, for the nine months ended September 30, 2023, and 2022, respectively.

Investing activities

Net cash used in investing activities were $2,240 and $0 for the nine months period ended September 30, 2023, and 2022, respectively.

Financing activities

Net cash provided by financing activities was $113,000 and $144,000 for the nine months ended September 30, 2023, and 2022, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that our disclosure controls and procedures were not effective as of September 30, 2023.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2023, the Company issued 10,875 shares of the Company’s common stock with a fair value of $43,500 for services rendered and issued 28,250 shares of the Company’s common stock for cash proceeds of $113,000.

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

Date : November 13, 2023

Biocrude Technologies USA, Inc.
Registrant

By:	/s/ John Moukas
Chief Executive Officer