Form 10-K
period 2023-12-31
BioCrude Technologies USA, Inc.
filed 2024-03-27
CIK 1690384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The number of shares of Common Stock, $0.001 par value, outstanding as of December 31, 2023, was 50,800,761 shares.

The number of shares of Common Stock, $0.001 par value, outstanding as of March 27, 2024, was 50,824,061 shares.

BIOCRUDE TECHNOLOGIES USA, INC.

FOR THE FISCAL YEAR ENDED

 DECEMBER 31, 2023

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

BioCrude Technologies USA, Inc. (“BioCrude”) has developed efficient, cost-effective, and environmentally friendly products, processes and systems for the reformation of waste material, waste management and creation of renewable energy.

The versatility and potential of the BioCrude Technology has been demonstrated by the many uses that our R & D department has already tested and verified. The avenues they have explored include sustainable and cost-efficient methods that will enlarge composting and biomethanation yields and rates of decomposition while increasing output and providing a higher quality of end product. Their focus is on waste treatment protocols for municipal solid waste “MSW,” cellulose, all organic waste, and all manure types; renewable energy sources such as biogas, ethanol and biodiesel; wastewater treatment, and multiple other applications.

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

The long-term vision of the organization is to build a highly sustainable and profitable company by transforming traditional solid waste streams into renewable energy resources and marketable by-products. Conventionally, people, entities, etc., view solid waste streams as a worthless refuse requiring monetary resources in order to get rid of. BioCrude, on the contrary, views this so-called refuse “as a valuable commodity” with a negative product cost, i.e., PRODUCT COST is ZERO, with an implicit REVENUE received PER UNIT OF WASTE given for disposal (people and governments will pay entities/companies to get rid of the undesired waste, in the form of a “Tipping” or “Gate” fee. Global competition for limited resources is, the Company believes, creating significant business opportunities for companies that can sustain and extract value in the form of renewable energy and other marketable by-products, i.e., fertilizer, raw materials (primary feedstock for building materials), etc., from resources previously considered an irretrievable waste stream. BioCrude’s business strategy has been firmly tied to creating a sustainable resource management model and the Company continues to be rooted in these same tenets today. Each day the Company strives to create long-term value for all stakeholders: customers, employees, communities, and shareholders, by helping customers and communities manage their resources in a sustainable and financially sound manner.

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

Municipal Solid Waste is defined to include refuse from households, non-hazardous solid waste from industrial, commercial, and institutional establishments (including hospitals), market waste, yard waste and street sweepings. Municipal Solid Waste Management (“MSWM”) encompasses the functions of collection, transfer, treatment, recycling, resource recovery and disposal of municipal solid waste.

MSWM is the collection, transport, processing (waste treatment), recycling or disposal of waste materials, usually ones produced by human activity, in an effort to reduce their effect on human health or local aesthetics or amenity.

Municipal Solid Waste Management is a major responsibility of local government. It is a complex task which requires appropriate organizational capacity and cooperation between numerous stakeholders in the private and public sectors.

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

Methane emissions from landfills are a serious environmental global concern, as it accounts for approximately 15% of current greenhouse gas emissions. Landfilling is a significant contributor to greenhouse gas emissions (“GHG”) accountable for approximately 5% of total GHG releases which consists of methane from anaerobic decomposition of solid waste and carbon dioxide from wastewater decomposition.

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

MSW Management (Tipping/Gate fees): As long as there are people in our world, there will be waste generation. Depending on the demographics of people clusters (nations), the amount of waste generated on a per capita (person) basis can vary from 0.6 kg (persons in destitute third world countries (e.g., Niamey [Niger], Juba [South Sudan], Freetown [Sierra Leone], Port-au-Prince [Haiti])) to 1.8 kg (advanced societies with flourishing economies (e.g., New York City [US], Toronto [Canada], Paris [France], Dubai [UAE]) per person per day. With an approximate current world population (census 2020) of 7.8 billion persons, there is a minimum quantum (weighted average) of about 6,000,000 tons of waste generated on a per day basis. Depending on the national budget for the level of waste management treatment implemented by a certain nation, analyses of the global market forecast the market will increase from approximately $45 billion in 2020 to $60 billion by 2030.

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

Out of concern for the quality of life of their residents, local municipalities bear primary responsibility for waste management. Municipalities will work with other municipal levels to identify the best collection, transportation, treatment, and disposal methods for their respective jurisdictions. This includes identifying suitable sites for municipal, or regional waste management facilities, and managing and operating collection, transportation, and treatment systems. To increase the environmental and economic efficiency of waste management, local municipalities will be responsible for planning waste management infrastructure and systems at the urban community and regional county municipality levels.

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

Nota Bene: Landfilling is NOT a solution (contaminates the land forever, cost of construction, waste creation), but a deferral of a problem for future generation to handle. In essence, it is what it is; a “Practice” that has been utilized for the longest period! Nothing more!

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

Municipal Solid Waste

All solid waste is generated in areas (except industrial and agricultural wastes), typically from residences, commercial or retail establishments. Sometimes includes construction and demolition debris and other special wastes that may enter the municipal waste stream. The EPA (1998c) defined municipal solid waste as “a subset of solid waste and as durable goods (e.g., appliances, tires, and batteries), non-durable goods (e.g., newspapers, books, and magazines), containers and packaging, food wastes, yard trimmings, and miscellaneous organic wastes from residential, commercial and industrial non-process sources.

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

It is very important to note that the Separation Process of the MSW into the appropriate feedstock categories for each distinct process (organics for biomethanation (as well as for composting), and polymer-based hydrocarbons and cellulose based products for RDF process) is of the utmost importance. Failure to do so can lead to complications and inevitable failure of each process in question. Evidence of Success and failure stories (especially with biomethanation plants, whereby the feedstock generated from MSW (organic fraction) had traces of more than 10% of polymer based products and/or inerts, thus inhibiting and/or limiting the viability of same) as can be found all over the world, and each outcome, in essence, can be summarized by Plant Technology Implementation and Feedstock Preparation (do not mix up technology viability with technology implementation and operation).

Nota Bene: With gasification and/or incineration (mass burn), MSW is dumped into the boiler “as is” and combusted at temperatures ranging from 800 – 12000C (minimum; plasma arc gasification temperatures range from 7,000 – 10,0000C). All waste is burned yielding an approximate net yield of energy for reuse (after self-consumption) of 30 – 40%. The organic fraction of the MSW (OFMSW) is burned, whereby the fertilizer potential via a biomethanation process (cooking) is substituted for an ash from the gasification/incineration process(es). Let us not even entertain what happens to the methane potential of same via gasification/incineration in lieu of biomethanation; LOST! Bottom line, “Potential Revenues” lost and operational costs of gasification/incineration processes are increased dramatically, up to the point where one has to substitute more energy (fuel) in order to sustain continuity of operation and/or to substitute the self-consumption energy requirements of the processes when the varying calorific value of a sample of the waste is deficient for same. One can do their own sensitivity analysis to evaluate the same and come to their own conclusions! BioCrude’s Integrated MSW-Energy Solution evolved from the first principles of Science, Chemistry, Engineering, Economics and Common Sense!

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

The polymer-based (hydro-carbon chain), cellulose and textiles portion of the MSW will be treated via an RDF process (a derivative of gasification, but with the incorporation of a Materials Recovery Facility (MRF) [Separation process], where we have the luxury of operating at lower temperatures (350 – 4000C) because of the separation of the MSW, i.e. lower temperatures reflects less operational self-consumption, hence more outputs (energy) for resale), whereby the thermal combustion will generate renewable energy and the by-product of ash can be marketed to the construction industry for the following purposes:

●	Concrete production, as a substitute material for Portland cement and sand

●	Embankments and other structural fills (usually for road construction)

●	Grout and Flowable fill production

●	Waste stabilization and solidification

●	Cement clinkers production - (as a substitute material for clay)

●	Mine reclamation

●	Stabilization of soft soils

●	Road subbase construction

●	As aggregate substitute material (e.g., for brick production)

●	Mineral filler in asphaltic concrete

●	Agricultural uses: soil amendment, fertilizer, cattle feeders, soil stabilization in stock feed yards, and agricultural stakes

●	Loose application on rivers to melt ice

●	Loose application on roads and parking lots for ice control

●	Other applications include cosmetics, toothpaste, kitchen counter tops, floor and ceiling tiles, bowling balls, flotation devices, stucco, utensils, tool handles, picture frames, auto bodies and boat hulls, cellular concrete, geopolymers, roofing tiles, roofing granules, decking, fireplace mantles, cinder block, PVC pipe, Structural Insulated Panels, house siding and trim, running tracks, blasting grit, recycled plastic lumber, utility poles and cross arms, railway sleepers, highway sound barriers, marine pilings, doors, window frames, scaffolding, sign posts, crypts, columns, railroad ties, vinyl flooring, paving stones, shower stalls, garage doors, park benches

The fly ash can also be marketed to the agricultural industry for the following purposes:

●	It improves permeability status of soil

●	Improves fertility status of soil (soil health) / crop yield

●	Improves soil texture

●	Reduces bulk density of soil

●	Optimizes pH value

●	Improves soil aeration and reduces crust formation

●	Provides micro nutrients like Fe, Zn, Cu, Mo, B, Mn, etc.

●	Provides macro nutrients like K, P, Ca, Mg, S etc.

●	Works as a part substitute of gypsum for reclamation of saline alkali soil and lime for reclamation of acidic soils

●	Surface cover of bio reclaimed vegetated ash pond get stabilized and can be used as recreational park

●	Ash ponds provides suitable conditions and essential nutrients for plant growth, helps improve the economic condition of local inhabitants

●	Works as a liming agent

●	Helps in early maturity of crop & improves the nutritional quality of food crop

●	Reduces pest incidence

●	Conserves plant nutrients / water

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

The material components (modules) of an Integrated Municipal Solid Waste to Energy Complex are detailed as follows:

1.	Entrance to complex: Kiosk and weighbridge (reception/departure and weighing of garbage trucks (pre-and-post deposit of MSW at the MSW Storage facility).

2.	MSW Storage facility: Closed and properly ventilated warehouse facility for receiving and storing just in time (JIT) 3 days’ inventory of MSW. MSW is moved from the storage facility and moved via machinery and conveyor belts to the Materials Recovery facility.

3.	Materials Recovery facility (MRF): a properly ventilated facility that houses different types of machinery/equipment (either procured from suppliers or built in-situ according to plan specifications) requisite for different facets of the separation process of the MSW into the distinct categories of the waste (organics, hydro-carbon polymer based, cellulose, inerts, miscellaneous (batteries, cadavers, etc.…)) and prepare same as the distinct feedstock for the different waste treatment processes (Composting, Biomethanation and Refuse Derived Fuel (RDF)), as well as separate the recyclables for resale and the inerts (elements of construction and demolition debris that are not recyclable) for landfilling or to be crushed and given/sold (negligible in nature in comparison to the revenue model established by the tipping fees, and resale of electricity and compost) to the secondary markets for the manufacturing of building materials.

4.	Composting facility: A portion of the land concession will host a type of composting system, depending on BioCrude’s evaluation of the waste analysis. Fertilizer will be procured, dried, and stored in a warehousing facility for by-products.

5.	Biomethanation facility: Modular digesters (to handle the organic fraction of the MSW) are constructed in series and, synchronized in operation, in order to receive organic waste and process same to extract and capture the methane gas which will be piped to the power plant (will be combusted for the procurement of renewable energy), and yield a cured fertilizer, which will be dried and stored in the warehousing facility for by-products.

6.	RDF facility: A “Refuse Derived Fuel” system (gasification derivative) will be procured and installed. The RDF facility will receive the nonorganic and noninert (hydro-carbon polymer and cellulose based waste) products, that will be used to make RDF pellets (compressed and dried bricks [fuel pellets]) that will be used as the primary feedstock for combustion within same, to generate renewable energy within the power plant.

7.	RDF – Biogas power plant: will be procured and installed within a certain section of the Complex with a dedicated Distributed Control System (DCS) for the MSW-Energy (RDF & Biogas based) power plant & fuel processing plant (controls & instrumentation for the boiler and turbine, instrumentation for the balance of the power plant and control room).

8.	Internal roads: will be constructed within the complex for vehicle/truck transport/passage within the complex.

9.	Green Belt: will be developed for aesthetic purposes and municipal environmental conformities.

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

Target Market

The global Waste to Energy segment of the waste management industry is the target market BioCrude addresses. Management is confident it will succeed in having its integrated systems and processes widely implemented across Africa, Asia, the Balkans, the GULF and North America with a view to expanding to other international markets (Latin America). The Company’s first step in penetrating its target market will be with the finalization of the the Concession Agreements with the country of the Republic of Cote d’Ivoire.

Nota Bene: As of December 31, 2023, The Company has received approvals from the Ministry of Environment and Sustainable Development, Ministry of Mines, Petrol and Energy, Côte d’Ivoire Énergies (CIE: National Power Corporation), Governorates (District des Lagunes and District de la Vallée du Bandama), Comité National de Pilotage des Partenariats Public-Privé (CNP-PPP), Centre de Promotion des Investissement en Cote d’Ivoire (CEPICI), Société de Gestion et de Developpement des Infrastructures (SOGEDI) and the municipalities of Dabou and Bouaké, for its proposals for waste management for the municipalities of Dabou, District des Lagunes, and Bouaké, District de la Vallée du Bandama (the treatment of Municipal solid Waste (MSW) and its transformation into Renewable Energy and other Marketable byproducts, leading to a ZERO landfill policy) for the municipalities of Dabou, District des Lagunes, and Bouaké, District de la Vallée du Bandama. Hereunder, are also critical and substantive events that transpired subsequent to December 31, 2023, and prior to the date of this 10k 2023 file submission.

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

The Company’s long-term strategy is to create economically beneficial uses for waste streams through resource transformation solutions. Since the value of marketable by-products (commodities; renewable energy, fertilizer, primary feedstock for building materials, etc.), after processing costs, is a significant and absolute amount, in juxtaposition to disposal options (ZERO), such as landfilling or incineration, the Company believes this strategy is effective long-term. The Company believes that as carbon taxes or cap and trade systems are implemented and the demand for commodities rises, economics will further favor this strategy. The Company is also focusing on lowering the cost of resource transformation solutions by reducing its recycling processing operating costs, examining ways to mitigate commodity price fluctuations (forward contracts for marketable by-products), and developing new processing technologies. These steps will help to build an effective business model at lower commodity pricing levels.

The Company is focused on four main areas to improve the performance of base operations and hence, increase cash flow generation. They are Pricing initiatives, Cost controls and operating efficiencies, Integrated Waste to Energy development initiatives with long term Concession Agreements and, Asset Management

BioCrude has developed several lobbying (Sales/Solicitation) programs and the standardization of same. We believe that the pricing logic used in our fee structures, with implied “Put or Pay” and “Take or Pay” provisions for the supply of feedstock and resale of outputs (renewable energy), respectively, is not only reasonable, but competitive. We expect to continue to add valued ameliorations to our structured fee-based pricing of products and services. The goal of our pricing program is to generate price increases more than CPI, whilst being competitive in nature. BioCrude will derive revenues from a combination of commodity sales (Marketable by-products – fertilizer and energy resale), carbon credits (CER’s under the auspices of a “Clean Development Mechanism” (CDM project)) and tipping (gate) and material processing fees. Fluctuations in commodity pricing are managed by several risk mitigation strategies including financial hedging instruments (transfer of foreign exchange risk), floor prices, forward sales contracts, and index purchases. The goal is to optimize and stabilize the revenue stream, while still being competitive, net of cost of operations, and generate consistent positive cash flows.

The Company continues to search for the best continuous improvement practices and programs as solutions to then implement as part of its corporate governance. The goals of these practices and programs are to enhance customer service, increase safety for employees, and to reduce operating and administrative costs. The Company has implemented continuous improvement strategies, and as of date, the Company has introduced select operating efficiency initiatives in safety, productivity, maintenance, customer service, environmental compliance, and procurement.

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

BioCrude has been doing lobbying works for the Republic of Cote d’Ivoire for the last few years. In the month of May 2023, BioCrude, again, officially deposited, to the various governmental divisions of the Republic of Cote d’Ivoire (Ministry of Environment and Sustainable Development, Ministry of Mines, Petrol and Energy, Côte d’Ivoire Énergies (CIE: National Power Corporation), Governorates (District des Lagunes and District de la Vallée du Bandama), Comité National de Pilotage des Partenariats Public-Privé (CNP-PPP), Centre de Promotion des Investissement en Cote d’Ivoire (CEPICI), Societe de Gestion et de Developpement des Infrastructures (SOGEDI) and the municipalities of Dabou and Bouaké), its proposals for waste management initiatives (the treatment of Municipal solid Waste (MSW) and its transformation into Renewable Energy and other Marketable byproducts, leading to a ZERO landfill policy) for the municipalities of Dabou, District des Lagunes, and Bouaké, District de la Vallée du Bandama.

A vote of confidence has been bestowed to BioCrude, by the governmental authorities of the Republic of Côte d’Ivoire, on its proposed integrated waste management solution for the two regions of Dabou, District des Lagunes, and Bouaké, District Autonome de la Vallée du Bandama, through the Government’s initiative of advancing negotiations for the realization of engagements, via the necessary Concession Agreements (delivery of MSW, Land and Supply of Treated Effluent) for 30 years, with a renewal option of 30 years), all backed with Sovereign Guarantees, for the implementation (design, build, finance and operate) of two (2) 2,000 TPD Municipal Solid Waste to Energy Complexes; one (1) for the city of Dabou and one (1) for the city of Bouake. Hereunder are key milestones achieved:

●	On May 25, 2023, The Ministry of Environment and Sustainable Development had sent an internal memorandum to the Ministry of Mines, Petrol and Energy, informing them that they approved the project and are waiting for their feedback with regards to the proposal(s).

●	On September 6, 2023, the CEPICI not only approved BioCrude’s proposals, but confirmed eligibility of investment initiatives with government sanctioned financial metric exemptions (fiscal taxation, customs/duties exonerations, etc…) and contractual concessions (land, treated sewage effluent, MSW guarantee and delivery and resale of procured renewable energy (via a Power Purchase Agreement (PPA) and other marketable byproducts), and as such, notified the other divisions of government of the Republic of Cote d’Ivoire to proceed with engagement (dialogue, work sessions and negotiations) with BioCrude, for the potential successful realization of the two submitted proposals.

●	On September 6, 2023, the Ministry of Mines, Petrol and Energy and Côte d’Ivoire Énergies (CIE) invited BioCrude for work sessions on the submitted proposals. Work sessions continued for several months.

●	On October 3, 2023, BioCrude submitted to SOGEDI, a request for the land concessions (under emphyteutic terms), for both locations of the proposed submissions, to which we received, proposed parcels of land, with the appropriate zoning and site characteristics requested, for both regions.

●	Subsequent to December 31, 2023, on February 5, 2024, BioCrude signed, with the Ministry of Mines, Petrol and Energy, a Memorandum of Understanding (MOU) defining the scope of our collaboration for the development of the two Municipal Solid Waste to Energy complexes for the municipalities of Dabou and Bouaké. One (1) of the conditions was that BioCrude had to engage an engineering firm (from a list of approved suppliers by the Ministry of Mines, Petrol and Energy) to have feasibility studies done for each project (proposal for Dabou, District des Lagunes and proposal for Bouaké, District de la Vallée du Bandama). Upon a favorable analysis and evaluation of the feasibility studies, , two (2) Power Purchase Agreements (PPAs) will be signed with the “Compagnie Ivoirienne d’Électricité (CIE) du Côte d’Ivoire”, with the Ministry of Mines, Petrol and Energy and the Ministry of Budget and Finance as intervening ministries, whereby same will buy back all procured renewable energy (net of self-consumption of the complexes) from the MSW to Energy complexes for the terms of the Concessions (and renewal options).

●	Subsequent to December 31, 2023, on March 5, 2024, the Governor-Minister of the District des lagunes signed the Concessions contractual Agreements, as well as the Deed of Assignment pursuant to a Public-Private Partnership.

●	Subsequent to December 31, 2023, on March 18, 2024, BioCrude commissioned the feasibility study works for both projects (Dabou and Bouake) to “Le Groupement CI-ENERGIES (ministry approved engineering firm).

BioCrude, as well, is looking at approximately 24 to 26 months (development time frame for the realization of MSW to Energy complex) before it can start generating absolute, guaranteed revenues from the operation of the MSW to Energy complex(es) (tipping fees/fees from the resale of marketable by-products (compost, ash, primary feedstock for building materials (inerts), recyclables, etc.…), resale of renewable energy and carbon emission reduction credits [CERs]), servicing the waste management needs of the Government of the Republic of Côte d’Ivoire, as per the provisions and stipulations of the contractual engagements under negotiation with the government of the Republic of Côte d’Ivoire (with implied sovereign guarantees), for a minimum guaranteed term of 30 years (and an option for an additional 30 years).

BioCrude is evaluating additional options for funding (capital markets, financial institutions, contracting companies, pension funds, etc. amongst other financially engineered hybrid scenarios thereof) and has already opened dialogue regarding the same.

Hereunder is a schedule of events (agenda) for the realization (full execution) of the MSW to Energy projects in Dabou, District des Lagunes, and Bouaké, District Autonome de la Vallée du Bandama, Republic of Côte d’Ivoire (inclusive: contract realization process), in order for BioCrude to start realizing revenues as an ongoing concern, not taking into account any prospective joint ventures in the works. Both projects will be developed concurrently.

Different facets and schedule of events for the pursuit and realization of MSW to Energy projects (excluding lobbying activities)

Contract Conclusion, Engineering, Procurement& Construction

A. Signature of the following Accords are necessary for the realization of the MSW-Energy Complexes in Dabou, District des Lagunes, and Bouaké, District Autonome de la Vallée du Bandama, Republic of Côte d’Ivoire.

1.	Deed of Assignment Agreements (“Protocol of Engagement”) by and between the Government of the Republic of Côte d’Ivoire and BioCrude Technologies USA, Inc.

2.	Concessions Agreements for the Municipal Solid Waste, Land Lease Agreement and Agreement for the supply of treated Municipal Water.

3.	Power Purchase Agreements (PPAs) with the “Côte d’Ivoire Énergies (CIE: National Power Corporation)” [Power Corporation of the Republic of Côte d’Ivoire].

4.	Opening of a new Ivorian Corporation (in the country in question) totally owned by BioCrude Technologies USA, Inc., opening of bank account and execution of all party obligations contained in the Deed of Assignments.

5.	Site selection/ site attribution (site Identification with legal designation (Cadastral, Lot, etc. ...) and assignment to BioCrude via emphyteusis) for the MSW-Energy Complexes (in Dabou and Bouaké), preparation of legal documents (emphyteutic leases) to annex same to the Land Lease Agreements and Assignment of selected parcel of land to BioCrude, as per the stipulations of the Land Concessions agreements.

6.	Granting of a Bank Guarantee to BioCrude from the Ministry of Budget and Finance of the Republic of Côte d’Ivoire, as per the stipulations of the Concessions and Power Purchase Agreements.

(Timeline: approximately 2 months)

B. Organizational Matrix: Construction, Management, Operations and Maintenance of Project

1.	Flowchart of management staff

2.	Organization of the Waste Management (Collection, Transportation, Sorting and Treatment)

3.	Flowchart of Engineering, Procurement and Construction

4.	Flowchart of Operations Complex and Maintenance

5.	Flowchart for the influx of feedstock and the out flux (distribution) of by-products

(Fully executed; timeline: The tasks identified above in B are part and parcel of the submitted preliminary proposal, which included the “Prefeasibility Study & Detailed Project Report” and the “Business Plan (with financial metrics)”, to the Governmental Authorities of the Republic of Cote d’Ivoire for the realization of the Concession and Power Purchase Agreements in accordance to the provisions of the Deed of Assignment pursuant to a Public-Private Partnership (PPP)).

C. Project implementation plan for the Integrated Municipal Solid Waste to Energy Complex

1.	Opening of the office in Abidjan, Republic of Côte d’Ivoire: expected completion date September 2024

2.	Recruitment and training of human resources in respective districts of the acquired Concessions Agreements in Republic of Côte d’Ivoire (for engineering, management, operation, and maintenance): expected completion date September 2025 (preliminary core)

3.	Recruitment of human resources in Canada (for key management positions): expected completion date September 2025

4.	Preliminary Engineering: completed in preliminary proposal (generic)

5.	Analysis of Municipal Solid Waste: expected completion date August 2024

6.	Study of the site and soil studies: expected completion date August 2024

7.	Detailed Engineering plans: expected completion date November 2024

8.	Detailed plan of the development strategy of the complex: expected completion date December 2024

9.	Hiring of project manager(s) and subcontractors (either through reference or through tender): expected completion date September 2025

10.	Recruitment of Material and Equipment specialist suppliers, via reputation in the marketplace or tender: expected completion date December 2024

(Timeline: 6 to 8 months)

D. Human Resource List for Project Implementation

1.	Project management

3.	Structural Engineers

4.	Electrical Engineers

5.	Mechanical Engineers

6.	Environmental Engineers

7.	Geological Engineers

8.	Designers

9.	Architects

10.	Planners

11.	Buyers

12.	Supply Agents

13.	Cost Controllers

14.	Training Coach

(Timeline: 2 to 4 months)

E. Development and implementation of the EPC project guide (Engineering, Procurement and Construction)

1.	Program Implementation Plan (Project Execution Plan ”PEP”): Completed

2.	Preparation of studies and preliminary engineering plans: Completed

3.	Preparation of studies and detailed engineering design: 3 months following task D

4.	Planning and timetable for the project (Gantt Chart): 3 months following task D

5.	Obtaining permits and governmental approvals and clearances for the construction and operation of the complex: 2 months following submission of detailed engineering plans to the related Governmental Agencies of the Republic of Côte d’Ivoire (timeline provision in agreements and signed off by the Governmental Authorities of the Republic of Côte d’Ivoire)

6.	Construction: 10 to 14 months following the execution of E.5. above, incorporating a startup synchronization period of approximately 1 to 2 months

7.	Operation and Maintenance Complex: NA for Development timeline

F. Project Management and Control: Project Implementation Plan (PIP)

1.	A preliminary feasibility study and a detailed report of the complex: Completed

2.	Strategic planning and economic analysis: Completed

3.	The selection of the field: Completed

4.	Preliminary engineering: Completed

●	Economic analysis and project risks

●	The estimate of the total capital investment as well as operating and maintenance costs

●	The preliminary assessment of environmental impact and permitting requirements

●	The technology research, analysis, and conceptualization

5.	Reliability analysis: Completed

6.	The technology selection, project configuration and sizing: Concurrently with task E.3. and its timeline: Completed

7.	The studies and engineering plans for the environmental permitting: Concurrently with task E.3. and its timeline: June 2024

8.	Research Techniques: Concurrently with task C and its timeline

9.	The strategy and planning for the reduction of emissions of greenhouse gases (GHG) Concurrently with task C and its timeline

10.	The preparation of the Clean Design Mechanism documents for submission to the CDM program (literature and the detailed report for project compliance with the standards and requirements established by the UNFCCC): Concurrently with task C and its timeline

11.	Carbon capture and storage: Concurrently with task C and its timeline

12.	The carbon credit analysis: Concurrently with task C and its timeline

13.	Energy efficiency: Concurrently with task C and its timeline

14.	The analysis of the applicable regulations: Concurrently with task C and its timeline

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

9.	The negative environmental impacts and mitigation, thereof

10.	Analysis of existing site and the impact of adverse effects thereon, for the development of the MSW-Energy complex to minimize the impact thereof

11.	Effect of development on sensitive regional systems sent by either air or by ground water systems

(Partially executed; timeline: Submitted preliminary proposals for Dabou and Bouaké (included “Prefeasibility Study & Detailed Project Report” incorporating an “Environmental Impact Analysis”) to the Governmental Authorities of the Republic of Côte d’Ivoire for the realization of the Concession and Power Purchase Agreements in accordance to the provisions of the Deed of Assignment pursuant to a Public-Private Partnership (PPP); the Environmental Impact Analysis was deemed satisfactory by the Governmental Authorities of the Republic of Côte d’Ivoire,).

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

* On July 27, 2017, the Governmental Authorities of the Autonomous Island of the Grande Comore have issued to BioCrude a “Treasury Bond”, with supporting literature (indenture, resolutions, etc.; as filed with SEC as part of the Company’s S-1(/A) registration statement(s), as well as other in other Form filings) baring a face value of twenty million United States Dollars (20,000,000 USD), in lieu of a “Revolving Letter of Credit (RLC)”, replenished quarterly (for the duration of the term of the contractual engagements), as per the provisions and stipulations of the contractual engagements (Concessions and Power Purchase Agreements). This Treasury Bond serves as a default payment mechanism guarantee, in the event of nonpayment of the Governmental Authorities of the Autonomous Island of the Grande Comore’s financial contractual obligations (tipping fees and/or fees due for the purchase of the renewable energy), which same can immediately, after default, be executed upon by BioCrude, to remedy default.

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

The following contractual attributes are intrinsic to the aforesaid contractual (Concessions) agreements:

●	Contracts are backed by Government Sovereign Guarantees

●	Law and Jurisdiction of Dispute Arbitration (Canada)

●	Law of Contract execution immunized against change of law with Grandfather clause

●	Government issuance of a Bank Guarantee (or Treasury Bond); covers any interim financial defaults – replenished quarterly

●	Government payments are in US dollars (foreign exchange rate risk eliminated)

●	Zero Income Taxes, VAT’s and no levies & duties of imported materials, equipment, rolling stock, etc.… for duration of contract (30 years)

●	Assignment of contracts/change of control clauses benefiting BioCrude (to its discretion)

●	Land Lease Concession: 25 hectares, for 30 years (term), and for an additional 30-year renewal term (no escalations / changes)

●	Supply of Effluent Concession: Symbolic $1 US per 20,000 kL of Effluent (water) per day, for 30 years (term), and for additional 30-year renewal term (no escalations / changes)

●	Supply of primary feedstock (waste): 2,000 tons per day at zero cost, but will buy back all marketable byproducts (for monetary compensation, a base minimum of 2,000 units per day is used, at a negotiated rate, with annual escalations [Renewable energy is excluded and treated separately from this engagement in a Power Purchase Agreement (PPA)])

●	Government buys back all procured renewable energy (net of self-consumption of complex) via a Power Purchase Agreement (PPA) at a negotiated rate with annual escalations for the duration of the 30-year term and renewal option thereof

●	BioCrude is the official beneficiary of all Certified Emissions Reduction Credits (CERs) due to the MSW to Energy project

●	BioCrude’s management and its Joint-Venture Partner, China Machinery Industry Construction Group Inc. (SINOCONST), have BONIFIDE credentials to execute the Engineering, Procurement, and Construction (“EPC”) of the MSW to Energy project, as well as the management of the operations to same

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

SINOCONST will be responsible for the EPC work (for the development of the Project(s) [Design and Build]) as well as securing the financing for the Project(s), while BioCrude will be the operator (Operation and management). Both SINOCONST and BioCrude will engage with SPV’s/SPE’s, with Contract (Project) Agreements and Operation and management Agreements.

On April 4th, 2017, SINOCONST’s General Manager of the Group Business Development Department, Mr. Zhou Tao, and BioCrude Technologies (Comoros), LTD. [Hong Kong SPV established by SINOCONST and BioCrude, as a JV Partnership], Chairman and CEO, Mr. John Moukas, have signed a Construction (EPC) Contract Agreement which embodies SPV’s engagement of SINONST to Design, Construct, and Finance BioCrude’s Municipal Solid Waste (MSW) to Energy Complexes, worldwide, to treat MSW and procure renewable energy and other marketable by-products (organic fertilizer, ash, primary feedstock for building materials, etc.…) within the conforms of BioCrude’s acquired Concession and Power Purchase Agreements, as well as BioCrude’s Deed of Assignment pursuant to a Public-Private Partnership with the Governmental Authorities worldwide.

Employees

As of December 31, 2023, we have one officer (Mr. John Moukas) who is also a director of the company, and two non-employee directors, (Mr. Boris Baran and Mr. Edmond-Dario Monzon). We have no agreements with any of our management for any services, but we do use independent professional contractors to execute works on a need-to-need basis.

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

Description of Property

We currently utilize office space at 1255 Philips Square, Suite 605, Montreal, Quebec, CA H3B 3G5 as our principal offices at no cost to us. We believe these facilities are in good condition, but that we may need to expand our office space as our business activities increase.

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

The implementation of our business strategy is in a very early stage, and we currently have no revenue. Our business and operations are considered to be in a very early stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, the intended business and operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in the Company.

We have a very limited operating history, and our business plan is unproven and may not be successful.

The Company was formed in August 2015, but we have not yet begun full scale operations, nor have we generated any revenue to date. We have not proven that our business model will allow us to generate a profit.

There are substantial doubts about our ability to continue as a going concern and if we are unable to continue our business, our shares may have little or no value.

The Company’s ability to become a profitable operating company is dependent upon its ability to generate revenues and/or obtain financing adequate to fulfill our requirements to complete evaluations of Concession acquisitions and development of same opportunities and to achieve a level of revenues adequate to support our cost structure has raised substantial doubts about our ability to continue as a going concern. We plan to attempt to raise additional equity capital by selling shares in this offering and, if necessary, through one or more private placement or public offerings. However, the doubts raised relating to our ability to continue as a going concern may make our shares as an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

Failure to effectively manage our growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

Our growth has placed, and is expected to continue to place, a strain on our managerial, operational, and financial resources. Further, if our business grows, we will be required to manage multiple relationships. Any further growth by us or an increase in the number of our strategic relationships will increase this strain on our managerial, operational, and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to implement our business plan and could have a material adverse effect upon our financial condition, business prospects, operations, and the value of an investment in the Company.

Competition in the Waste Management industry/milieu is highly competitive and there is no assurance that we will be successful in acquiring viable Concession engagements from regulating governmental authorities.

The Waste Management industry/milieu is intensely competitive. We compete with numerous companies, including many major companies which have substantially greater technical, financial, and operational resources and staff. Accordingly, there is a high degree of competition for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

Risk relating to intellectual property and know-how protection.

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

Government regulation could be an intervening issue whilst trying to get the Concession and Power Purchase Agreements with implications related thereto, which may impact/inhibit the Company’s success in realizing its milestones in the execution of its proposed MSW to Energy Complex for a particular country (client). Part and parcel of the Company’s MSW to Energy proposal submitted to governments is a prefeasibility study of same, which is given to the different divisions of governments, dictating what is required from same with regards to regulation, permits and clearances. The stipulations and provisions for regulations, permits and clearances are absolute (once finalized by BioCrude and the Governmental authorities (with the intervention of technical divisions of same)) within the Concession agreements and signed off on (as well as time delays for granting same from the time BioCrude submits formal plans) by the appropriate divisions of government regulating same ad hoc, i.e. Ministry of Environment (Pollution, water, etc.), Ministry of Energy (Power Corporation; electricity act [auto producer of electricity and transmission), Municipality (MSW Concession, land concession, water concession), Ministry of Finance (Sovereign Guarantees), etc. Once the Concessions are acquired (signed), government regulation risk is dramatically reduced or eliminated.

Because the requirements imposed by laws and regulations are frequently changed, no assurance can be given that laws and regulations enacted in the future, including changes to existing laws and regulations, will not adversely affect our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

BioCrude utilizes the specialized services of an IT professional, to protect its internet-connected systems, such as hardware, software and data from unauthorized access to its data centers and other computerized systems. We deploy collective methods, technologies, and processes to help protect the confidentiality, integrity, and availability of computer systems, networks and data. Part and parcel of our cybersecurity is, continuously updating our licensed/purchased software, running up-to-date antivirus software, having firewalls (Secure for BioCrude’s website provided by its website hosting agent, and Watchguard systems as a gatekeeper to the internet), as well as being prudent on continuously changing usernames and passwords and being cognizant and suspicious of unexpected emails (Phishing emails are currently one of the most prevalent risks to the average user).

ITEM 2. PROPERTIES

We currently utilize office space at 1255 Phillips Square, Suite 605, Montreal, Quebec, CA H3B 3G5 as our principal offices at no cost to us. We believe these facilities are in good condition, but that we may need to expand our office space as our business efforts increase.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is not yet quoted. Without an active public trading market, a stockholder may not be able to liquidate their shares. If a market does develop, the price of our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. The factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. Several states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. At present, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of December 31, 2023, we had 307 stockholders of record for the 50,800,761 shares outstanding. As of March 27, 2024, we have 328 stockholders of record for the 50,824,061 shares outstanding.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2023, the Company issued 10,875 shares of the Company’s common stock, with a fair value of $43,500, for services rendered and issued 28,250 shares of the Company’s common stock for cash proceeds of $113,000.

On February 15, 2024, the Company engaged with a subscriber for the sale of 1,750 shares of its common stock, at $4.00 per share of common stock, for total proceeds of $7,000.

On March 1, 2024, the Company engaged with a subscriber for the sale of 6,250 shares of its common stock, at $4.00 per share of common stock, for total proceeds of $25,000.

On February 7, 2024, February 15, 2024, and March 1, 2024, the Company issued 15,300 shares of its common stock to individuals for services rendered.

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

OVERVIEW AND OUTLOOK

With the signing of the Concession Agreements with the country of the Union of the Comoros and the funds raised through this common share offering the Company during the next twelve months will be able to aggressively implement the building of its corporate infrastructure by adding a few key senior managers to oversee the control of the management of the Complexes and the general management of the Company. In addition, technical staff experienced in the management of the Engineering, Procurement, and Construction (“EPC”) activities, a key component in controlling the successful creation of a Complex will also be hired. The anticipated cost for accomplishing this is approximately $8 million, which includes the provisions for infrastructure development of the Company (construction, fixed assets and equipment procurement), human resource staffing and working capital.

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

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and/or public offering of its common stock, if necessary. Our auditors have expressed a going concern opinion which raises doubts about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Revenue

We did not generate revenue during the years ended December 31, 2023, and 2022.

Costs and Expenses

During the year ended December 31, 2023, there were $240,437 of operating expenses consisting of general and administrative expenses. Operating expenses for the prior year ended December 31, 2022, was $177,655, consisting of general and administrative. The increase was mainly due to professional fees charged for lobbying activities.

Liquidity and Capital Resources

As of December 31, 2023, the Company had no cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flows for the years ended December 31, 2023, and 2022. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the year ended December 31, 2023	For the year ended December 31, 2022
Net cash used in operating activities	$(164,149)	$(158,224)
Net cash used in investing activities	(2,240)	(1,104)
Net cash provided by financing activities	165,950	157,989
Effect of exchange rate changes on cash	—	—
Net decrease in cash	(439)	(1,339)
Cash, beginning of year	439	1,778
Cash, end of year	$—	$439

GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,198,731 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.

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

Operating activities

Net cash used in operating activities was $164,149 for the year ended December 31, 2023, due to the net loss of $244,191, offset by noncash adjustments of $49,953 and changes in operating liabilities of $30,089. Net cash used in operating activities was $158,224 for the year ended December 31, 2022, due to the net loss of $181,526, offset by net noncash adjustments of $13,703 and changes in operating liabilities of $9,599.

Investing activities

Net cash used in investing activities was $2,240 and $1,104 for the year ended December 31, 2023, and the year ended December 31, 2022, respectively, for the purchase of property, plant and equipment.

Financing activities

Net cash provided by financing activities was $165,950 for the year ended December 31, 2023, due mostly to the proceeds received from the sale of stock of $113,000, advances from related parties of $107,113, offset by $57,169 for repayments to related parties. Net cash provided by financing activities was $157,989 for the year ended December 31, 2022, due mostly to the proceeds received from the sale of stock of $189,000, proceeds from debt arrangements of $15,000, advances from related parties of $79,808, offset by $125,819 for repayments to related parties.

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

To address these risks, we must, among other things, obtain a customer base, implement, and successfully execute our business and marketing strategy, continually develop, and upgrade our website, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition, and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS AND EXHIBITS.

BioCrude Technologies USA, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

BioCrude Technologies USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioCrude Technologies USA, Inc. as of December 31, 2023, and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of BioCrude Technologies USA, Inc. as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has not generated revenues to date, has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. BioCrude Technologies USA, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Mac Accounting Group & CPAs, LLP

We have served as BioCrude Technologies USA, Inc.'s auditor since 2023.

Midvale, Utah

March 27, 2024

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$—	$439
Advances to related parties	—	4,347
TOTAL CURRENT ASSETS	—	4,786

Property, plant and equipment, net	15,933	17,895
TOTAL ASSETS	$15,933	$22,681

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Bank overdraft	$6	$—
Accounts payable and accrued liabilities	48,486	22,151
Accounts payable and accrued liabilities - related parties	43,983	—
Related party debt	27,550	24,913
Debt	133,969	126,002
TOTAL CURRENT LIABILITIES	253,994	173,066
TOTAL LIABILITIES	253,994	173,066

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 50,800,761 and 50,761,636 shares outstanding at December 31, 2023 and 2022, respectively	50,801	50,762
Additional paid in capital	8,885,166	8,728,705
Accumulated other comprehensive income	28,682	28,672
Accumulated deficit	(9,198,731)	(8,955,136)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTABLE TO EQUITY SHAREHOLDERS’ OF THE COMPANY	(234,082)	(146,997)
NON-CONTROLLING INTEREST	(3,979)	(3,388)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,933	$22,681

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(EXPRESSED IN US DOLLARS)

	Years Ended December 31,
	2023	2022
OPERATING EXPENSES
General and administrative expenses	$240,437	$177,655
LOSS FROM OPERATIONS	(240,437)	(177,655)
Interest expense	(3,754)	(3,871)
Income tax expense	—	—
NET LOSS	(244,191)	(181,526)
OTHER COMPREHENSIVE LOSS
Translation to reporting currency	15	(9)
TOTAL COMPREHENSIVE LOSS	$(244,176)	$(181,535)

NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(243,595)	$(180,734)
Non-controlling interest	(596)	(792)
NET LOSS	$(244,191)	$(181,526)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(243,585)	$(180,740)
Non-controlling interest	(591)	(795)
TOTAL COMPREHENSIVE LOSS	$(244,176)	$(181,535)

Net loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	50,784,837	50,732,339

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

	Number of shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total equity attributable to equity shareholders of the Company	Non- controlling interest	Total
Balance at December 31, 2021	50,710,386	$50,711	$8,523,756	$28,678	$(8,774,402)	$(171,257)	$(2,593)	$(173,850)
Stock issued for services	4,000	4	15,996	—	—	16,000	—	16,000
Subscription Receivable	—	—	—	—	—	—	—	—
Stock issued for cash	47,250	47	188,953	—	—	189,000	—	189,000
Foreign currency translation gain	—	—	—	(6)	—	(6)	(3)	(9)
Net loss attributable to equity shareholders of the Company	—	—	—	—	(180,734)	(180,734)	(792)	(181,526)
Balance at December 31, 2022	50,761,636	50,762	8,728,705	28,672	(8,955,136)	(146,997)	(3,388)	(150,385)
Stock issued for services	10,875	11	43,489	—	—	43,500	—	43,500
Subscription Receivable	—	—	—	—	—		—	—
Stock issued for cash	28,250	28	112,972	—	—	113,000	—	113,000
Foreign currency translation gain	—	—	—	10	—	10	5	15
Net loss attributable to equity shareholders	—	—	—	—	(243,595)	(243,595)	(596)	(244,191)
Balance at December 31, 2023	50,800,761	$50,801	$8,885,166	$28,682	$(9,198,731)	$(234,082)	$(3,979)	$(238,061)

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(244,191)	$(181,526)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,202	4,063
Stock issued for services	43,500	16,000
Unrealized (gain) loss on foreign exchange rates	2,251	(6,360)
Changes in operating assets and liabilities
Accounts payable and accruals	26,335	5,726
Accrued interest	3,113	3,212
Accrued interest – related party	641	661
Net cash used in operating activities	(164,149)	(158,224)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,240)	(1,104)
Net cash used in financing activities	(2,240)	(1,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Overdraft advances	6	—
Proceeds from private placement	113,000	189,000
Proceeds from debt arrangements	3,000	15,000
Advances from related parties	107,113	79,808
Repayments to related parties	(57,169)	(125,819)
Net cash provided by financing activities	165,950	157,989

CHANGE IN CASH DURING THE YEAR	(439)	(1,339)

CASH BEGINNING	439	1,778

CASH ENDING	$—	$439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND GOING CONCERN

Nature of Operations

Biocrude Technologies USA, Inc. (the “Company”) was formed on August 4, 2015 under the laws of the State of Nevada on December 29, 2015 under the name of BioCrude Technologies, Inc. until it changed its name on November 8, 2016. The Company’s principal business objective is to provide resource management expertise and services, catering to commercial, municipal, and industrial customers, primarily in the areas of solid waste management and recycling services.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,198,731 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

Level 1 - quoted prices in active markets for identical assets.

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The Company’s financial assets and liabilities are subsequently measured at amortized cost, but their carrying amount approximates their fair value due to the short period of time until maturity.

Foreign Currency Translation and Transaction

The Company’s functional currency was the United Stated dollar. Biocrude HK maintain its accounting records in its local currency, the Hong Kong dollar.

Foreign exchange gains and losses on the settlement of foreign currency transactions are included in general and administration expenses (2023 – loss of $2,236, 2022 – gain of $6,360). Except for translations of intercompany balances, all translations of monetary balances to the functional currency at the year-end exchange rate are included in foreign exchange expenses. The translations of intercompany balances to the functional currency at the year-end exchange rate are included in accumulated other comprehensive income or loss (2023 – gain of $15, 2022 – loss of $9).

The Company has not, to the date of these consolidated financial statements, entered into derivative investment instruments to offset the impact of foreign currency fluctuations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and highly liquid instruments with an original maturity of three months or less. As of December 31, 2023, and 2022, the Company did not have cash equivalents.

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost and depreciated to its estimated residual values using the straight-line method over its estimated useful lives of 8 years. Property, plant, and equipment consisted of the following:

	Server	Web Design	TOTAL
COST
Balance, December 31, 2021	$26,480	$5,000	$31,480
Additions	1,018	86	1,104
Balance, December 31, 2022	27,498	5,086	32,584
Additions	—	2,240	2,240
Balance, December 31, 2023	$27,498	$7,326	$34,824

ACCUMULATED DEPRECIATION
Balance, December 31, 2021	$10,001	$625	$10,626
Depreciation Expense	3,438	625	4,063
Balance, December 31, 2022	13,439	1,250	14,689
Depreciation Expense	3,437	765	4,202
Balance, December 31, 2023	$16,876	$2,015	$18,891

PROPERTY, PLANT AND EQUIPMENT, NET
Balance, December 31, 2022	$14,059	$3,836	$17,895
Balance, December 31, 2023	$10,622	$5,311	$15,933

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier performance commitment date or performance completion date.

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

During the year ended December 31, 2023, the Company issued 10,875 shares of the Company’s common stock, with a fair value of $43,500, for services rendered. The Company also issued 28,250 shares of the Company’s common stock for cash proceeds of $113,000.

During the year ended December 31, 2022, the Company issued 4,000 shares of the Company’s common stock, with a fair value of $16,000, for services rendered and issued 47,250 shares of the Company’s common stock for cash proceeds of $189,000.

NOTE 4 – DEBT

As of December 31, 2023, the Company had debt of $106,208 (December 31, 2022 – $101,354) in principal and accrued interest of $27,761 (December 31, 2022 - $24,648) outstanding. Included in the balance of debt at December 31, 2023, $27,250 was cash advanced bearing no interest and due on demand and $78,958 was loans that bear interest at a rate of 4%, are unsecured and are due on demand. Included in the balance of debt at December 31, 2022, $26,465 was cash advanced bearing no interest and due on demand and $74,889 was loans that bear interest at a rate of 4%, are unsecured and are due on demand.

NOTE 5 – RELATED PARTY DEBT

As of December 31, 2023, the Company has debt of $17,870 (December 31, 2022 - $15,874) in principal and accrued interest of $9,680 (December 31, 2022 - $9,039) due to a director of the Company. Included in the balance of debt at December 31, 2023, $1,614 was cash advanced net of repayments bearing no interest and due on demand and $16,256 was a loan that bears interest at a rate of 4%, is unsecured, and is due on demand. During the year ended December 31, 2023, for the related party debt, the Company received $3,874 of proceeds from related parties, made repayments to related parties of $2,260, recorded interest expense of $641, and captured a foreign currency loss on the transactions of $382.

NOTE 6 - INCOME TAXES

The Company has established a valuation allowance against deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2023. Management periodically evaluates the recoverability of the deferred tax assets. At such a time when it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly and recorded as a tax benefit.

A reconciliation of income taxes at statutory rates is as follows:

	Years Ended December 31,
	2023	2022
LOSS BEFORE INCOME TAXES	$(244,191)	$(181,526)
Statutory tax rate	21%	21%
Expected recovery at statutory rate	(51,280)	(38,120)
Non-deductible expenses	—	—
Temporal differences	882	853
Change in valuation allowance	50,398	37,267
Income tax expense	$—	$—

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	Years Ended December 31,
	2023	2022
Non-capital losses	$(418,160)	$(367,000)
Valuation allowance	418,160	367,000
Net deferred tax asset	$—	$—

The Company has non-capital losses carried forward of approximately $1,991,000 which expire between 2030 and 2043.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of December 31, 2021, the CEO of the Company had earned compensation and advanced the Company funds, net of repayments, resulting in accounts payable and accrued liabilities to related parties of $41,664. During the year ended December 31, 2022, the CEO earned compensation and advanced the Company $79,808 and the Company made repayments to the CEO of $125,819, resulting in an advance to related parties of $4,347 as of December 31, 2022. These amounts are unsecured, without interest, and payable on demand.

During the year ended December 31, 2023, the CEO of the Company had earned compensation and advanced the Company $95,452 and was repaid $54,909 which offset the Company advance to the CEO of $4,347 as of December 31, 2022, resulting in an accounts payable and accrued liabilities - related parties balance of $36,196 as of December 31, 2023. These amounts are unsecured, without interest, and payable on demand.

During the year ended December 31, 2023, the CEO’s brother in-law (and shareholder), had advanced the Company $7,337 resulting in an accounts payable and accrued liabilities – related parties balance of $7,337 as of December 31, 2023. During the year ended December 31, 2023, the CEO’s brother (and shareholder), had advanced the Company $450 resulting in an account payable and accrued liabilities – related parties balance of $450 as of December 31, 2023.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2023, the Company issued 15,300 shares of the Company’s common stock, with a fair value of $61,200, for services rendered.

Subsequent to the year ended December 31, 2023, the Company issued 8,000 shares of the Company’s common stock for cash proceeds of $32,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our current registered independent public accountant is MAC Accounting Group & CPAs, LLP (1070 Mecham Lane, Midvale, Utah 84047; Tel: (801) 414-3664; Website: https://www.macaccountinggroup.com/), as per the stipulations declared on the Form 8-K, dated January 30, 2023. During the fiscal year ended December 31, 2023, there were no disagreements whatsoever, with our registered independent public accountant (MAC Accounting Group & CPAs, LLP ) on any matter of accounting principles or practices, fiscal statement disclosures or auditing scope or procedure which, if not resolved by our registered independent public accountants, would have caused same to make reference to the subject matter of the disagreements in connection with its reports for such fiscal year(s); and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K except for the material weakness mentioned hereunder in Item 9A, Controls and Procedures (sub-section “Management’s Report on Internal Control Over Financial Reporting”).

The reports of MAC Accounting Group & CPAs, LLP on our financial statements, as of the fiscal year ended December 31, 2023, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports for each such fiscal year included a paragraph (of unqualified opinions) stating that there was substantial doubt about our ability to continue as a going concern.

ITEM 9A. CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer, John Moukas, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this report. Based on that evaluation, they have concluded that, as of December 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

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

	(i)	No risk assessment, information, or communication, or monitoring processes exist,

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2023 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only the management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers, their ages, positions, and biographies, as of March 27, 2024, are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Executive Officers

Name	Age	Position
John Moukas	58	Director, President and CEO
Boris Baran	77	Director and Secretary
Edwin-Dario Monzon	46	Independent Director
Domenico Chiovitti	78	Officer and Advisor to the Board
Peter Rona	78	Advisor to the Board

Directors, Executive Officers, Advisors, Promoters and Control Persons

●	John Moukas: B.Sc. Eng., Chairman / CEO; Specializing in early-stage technology start-ups, finance and securities (private and public corporations).

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

In addition to his industrial experience, Mr. Baran was also a professor of computer information systems at the John Molson School of Business, Concordia University, for some 30 years. Apart from his regular teaching activities, he organized and conducted seminars for the business community. Mr. Baran’s personal and business contacts, as well as his acquired marketing skills, have enabled him to secure investors for various business opportunities.

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

Mr. Chiovitti is an experienced Senior Chemist, Gas Laboratory Supervisor, Project Manager, and Consultant with over 35 years of experience in the Research & Development sector. This includes over 25 years of hands-on experience with Petro-Canada in research development, and quality control of products, and in the working directly/ indirectly with Scientific Solutions in the course of conducting multiple projects within the Biotechnology industry space while engaging a vast number of collaborators worldwide. In addition, Mr. Chiovitti has led large scale capital projects employing new technologies and requiring both construction/expansion of large-scale facilities within mission critical operational environments.

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

Communications by Shareholders to Directors / Management

Quarterly and annual comprehensive reports of the Company's financial performance and activities throughout the preceding term/year are not only filed with the U.S. Securities and Exchange Commission (SEC), but are posted in the Company’s website, and are available to not only the Company’s shareholders/stakeholders, but to all the interested public.

Shareholders/stakeholders may communicate with the Board of Directors by sending a letter to the Board of Directors of BioCrude Technologies USA, Inc., 605-1255 Phillips Square, Montreal, QB, Canada, H3B 3G5. All communications are forwarded to the Chairman, or to any individual director to whom the communication is directed. Any communication which can be deemed “inappropriate communications” the Chairman of the Board has the authority to discard or disregard the same (unduly hostile, threatening, or illegal), or to take other appropriate actions with respect to any such inappropriate communications.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

Summary Compensation Table

The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer and our other executive officers during the last two fiscal years.

(a) Name and Principal Position	(b) Year		(c) Salary*	(d) Bonus	(e) Stock Awards	(f) Option Awards	(g) Non-equity Incentive Plan Compensation	(h) Nonqualified Deferred Compensation earnings	(i) All Other compensation	(j) Total Compensation
John Moukas, Chief
Executive Officer	2022		$54,476	0	0	0	0	0	0	$54,476
President & Director	2023	*	$52,079	0	0	0	0	0	0	$52,079

Boris Baran	2022		$0	0	0	0	0	0	0	$0
Secretary Treasurer, & Director	2023	*	$0	0	0	0	0	0	0	$0

Edwin-Dario Monzon	2022		$0	0	0	0	0	0	0	$0
Director	2023	*	$0	0	0	0	0	0	0	$0

*As of December 31, 2023

**Stock Award(s): There were no outstanding stock awards as of December 31, 2023.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2023.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future. Our board of directors will approve all compensation matters until such a time a compensation committee is established and approved.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2023, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Transaction Type (Account Recorded)	Address	Number of Shares Beneficially Owned (*)	Percent of Class (**)
John Moukas (Chairman/CEO)	Historical: Creator, Incubator of Company – Acquired Stock	465 88th Avenue, Laval, Quebec, Canada H7W 3G1	37,952,325	74.71
Cerasela Tesleanu (Spouse to John Moukas)	Historical Gifted Stock from John Moukas’ holdings	465 88th Avenue, Laval, Quebec, Canada H7W 3G1	1,500,000	2.95
Mike Mavrigiannakis (Shareholder: Brother-in-law to John Moukas)	Convertible Loan & Gifted Stock (GS)	208 Maupassant DDO Quebec, Canada H9G 3A9	2,138,000	4.21
Vickie Moukas Mavrigiannakis (Shareholder: Sister to John Moukas & Married to Mike Mavrigiannakis)	Convertible Loan & Gifted Stock (GS)	208 Maupassant DDO Quebec, Canada H9G 3A9	2,534,000	4.99
Boris Baran (Secretary/Director)	Acquired Stock	1008-5350 MacDonald Ave., Montreal, Quebec Canada H3X 2V2	1,008,500	1.99

(*)	Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute “Beneficial Ownership” of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(**)	Percent of class is calculated based on the number of shares outstanding on December 31, 2023: 50,800,761.

Changes in Control

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Related Party Transactions

As of December 31, 2023, the Company has debt of $17,870 (December 31, 2022 - $15,874) in principal and accrued interest of $9,680 (December 31, 2022 - $9,039) due to a director of the Company. Included in the balance of debt at December 31, 2023, $1,614 was cash advanced net of repayments bearing no interest and due on demand and $16,256 was a loan that bears interest at a rate of 4%, is unsecured, and is due on demand. During the year ended December 31, 2023, for the related party debt, the Company received $3,874 of proceeds from related parties, made repayments to related parties of $2,260, recorded interest expense of $641, and captured a foreign currency loss on the transactions of $382.

As of December 31, 2021, the CEO of the Company had earned compensation and advanced the Company funds, net of repayments, resulting in accounts payable and accrued liabilities to related parties of $41,664. During the year ended December 31, 2022, the CEO earned compensation and advanced the Company $79,808 and the Company made repayments to the CEO of $125,819, resulting in an advance to related parties of $4,347 as of December 31, 2022. These amounts are unsecured, without interest, and payable on demand.

During the year ended December 31, 2023, the CEO of the Company had earned compensation and advanced the Company $95,452 and was repaid $54,909 which offset the Company advance to the CEO of $4,347 as of December 31, 2022, resulting in an accounts payable and accrued liabilities - related parties balance of $36,196 as of December 31, 2023. These amounts are unsecured, without interest, and payable on demand.

During the year ended December 31, 2023, the CEO’s brother in-law (and shareholder), had advanced the Company $7,337 resulting in an accounts payable and accrued liabilities – related parties balance of $7,337 as of December 31, 2023.During the year ended December 31, 2023, the CEO’s brother (and shareholder), had advanced the Company $450 resulting in an account payable and accrued liabilities – related parties balance of $450 as of December 31, 2023.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by Mac Accounting Group & CPAs, LLP related to this December 31, 2023, Form 10-K filing was $9,000 and the audit fees related to the December 31, 2022, Form 10K filing was $9,000.

The review fees charged by Mac Accounting Group & CPAs, LLP for the Form 10Q’s related to the three months ended March 31, 2023, six months ended June 30, 2023, and nine months ended September 30, 2023 were $3,000 each.

(2) AUDIT-RELATED FEES

Darren Reinblatt CPA, Inc. charged the Company $1,825 CA for bookkeeping and administrative services for the year ended December 31, 2023, (10-K [2023] filing statement) and charged the Company for the three months ended (Q1: March 31, 2023), the six months ended (Q2: June 30, 2023) and the nine months ended (September 30, 2023) quarterly report reviews, $1,212 CA, $1,725 CA and $1,587 CA, respectively.

Mao & Ying LLP, CPA, Inc. charged the Company $3,500 for accounting and financial statement preparations for the year ended December 31, 2023, (10-K [2023] filing statement).

Mao & Ying LLP, CPA, Inc. charged the Company for the three months ended (Q1: March 31, 2023), the six months ended (Q2: June 30, 2023) and the nine months ended (September 30, 2023) quarterly report reviews $2,500 each.

(3) INCOME TAX FEES

The Income Tax fees charged by Liggett & Webb, P.A., for year ended December 31, 2022, as filed with the “IRS”, were $1,700 and the Income Tax fees charged by Darren Reinblatt CPA, Inc. for the year ended December 31, 2022, as filed with the “Canada Revenue Agency” and “Revenue Quebec” were $900 CA.

The Income Tax fees charged by Webb, P.A., for year ended December 31, 2023, as filed with the ‘IRS’, was $1,750 and the Income Tax fees charged by Darren Reinblatt CPA, Inc. for the year ended December 31, 2023, as filed with the ‘Canada Revenue Agency’ and ‘Revenue Quebec’ was $900 CA.

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
Date: March 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ John Moukas	President, Director, Principal Executive Officer	March 27, 2023

