Form 10-Q
period 2024-03-31
BioCrude Technologies USA, Inc.
filed 2024-05-08
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

Yes ☐ No ☒

As of May 8, 2024, the issuer had 50,850,656 shares   of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$126	$—
Prepaid expenses	16,951	—
TOTAL CURRENT ASSETS	17,077	—

Property, plant and equipment	14,848	15,933
TOTAL ASSETS	$31,925	$15,933

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$—	$6
Accounts payable and accrued liabilities	39,613	48,486
Accounts payable and accrued liabilities - related parties	90,601	43,983
Related Party Debt	28,224	27,550
Debt	132,856	133,969
TOTAL CURRENT LIABILITIES	291,294	253,994
TOTAL LIABILITIES	291,294	253,994

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, and 50,850,656 and 50,800,761 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	50,851	50,801
Additional paid in capital	9,084,696	8,885,166
Subscription receivable	(97,380)	—
Accumulated other comprehensive income	28,702	28,682
Accumulated deficit	(9,322,267)	(9,198,731)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTALBLE TO EQUITY SHAREHOLDERS OF THE COMPANY	(255,398)	(234,082)
NON-CONTROLLING INTEREST	(3,971)	(3,979)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$31,925	$15,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended
	March 31, 2024	March 31, 2023
OPERATING EXPENSES
General and administrative expenses	$122,602	$61,459
LOSS FROM OPERATIONS	(122,602)	(61,459)
Interest expense	(934)	(931)
Income tax expense	—	—
NET LOSS	(123,536)	(62,390)
OTHER COMPREHENSIVE LOSS
Translation to reporting currency	28	74
TOTAL COMPREHENSIVE LOSS	$(123,508)	$(62,316)

NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(123,536)	$(62,390)
Non-controlling interest	—	—
NET LOSS	$(123,536)	$(62,390)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(123,516)	$(62,338)
Non-controlling interest	8	22
TOTAL COMPREHENSIVE LOSS	$(123,508)	$(62,316)

Loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	50,796,743	50,745,224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

 (EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Number of shares	Par Value	Additional Paid-in Capital	Subscription Receivable	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non-controlling interest	Total
Balance at December 31, 2022	50,761,636	$50,762	$8,728,705	$—	$28,672	$(8,955,136)	$(146,997)	$(3,388)	$(150,385)

Stock issued for services	1,875	2	7,498	—	—	—	7,500	—	7,500
Stock issued for cash	3,750	4	14,996	—	—	—	15,000	—	15,000
Foreign currency translation loss	—	—	—	—	52	—	52	22	74
Net loss	—	—	—	—	—	(62,390)	(62,390)	—	(62,390)
Balance at March 31, 2023	50,767,261	$50,768	$8,751,199	$—	$28,724	$(9,017,526)	$(186,835)	$(3,366)	$(190,201)

Balance at December 31, 2023	50,800,761	$50,801	$8,885,166	$—	$28,682	$(9,198,731)	$(234,082)	$(3,979)	$(238,061)
Stock issued for services	17,550	18	70,182	—	—	—	70,200	—	70,200
Stock issued for cash	32,345	32	129,348	(97,380)	—	—	32,000	—	32,000
Foreign currency translation loss	—	—	—	—	20	—	20	8	28
Net loss	—	—	—	—	—	(123,536)	(123,536)	—	(123,536)
Balance at March 31, 2024	50,850,656	$50,851	$9,084,696	$(97,380)	$28,702	$(9,322,267)	$(255,398)	$(3,971)	$(259,369)

The accompanying notes to unaudited condensed consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended
	March 31, 2024	March 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(123,536)	$(62,390)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,085	1,015
Stock issued for services	70,200	7,500
Unrealized foreign exchange (gain) loss	(2,248)	150
Prepaid expenses	(16,951)	—
Accounts payable and accruals	(8,873)	6,332
Accounts payable and accrued liabilities - related party	—	31,436
Accrued interest and interest expenses	774	772
Accrued interest - related party	159	159
Net cash used in operating activities	(79,390)	(15,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	—
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Overdraft advances	(6)	—
Proceeds from related party advances	47,034	—
Repayments of related party advances	(416)	—
Proceeds from related party debt	4,759	—
Repayments of related party debt	(3,855)	—
Proceeds from private placement(s)	32,000	15,000
Net cash provided by financing activities	79,516	15,000

CHANGE IN CASH DURING THE PERIOD	126	(26)

CASH BEGINNING	—	439

CASH ENDING	$126	$413

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

Non-cash Investing & Financing Activities:
Common stock issued for subscription receivable	$97,380	$—

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2023, included in the Company’s 2023 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three-month period ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,322,267 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

Foreign exchange gains and losses on the settlement of foreign currency transactions are included in general and administration expense. Except for translations of intercompany balances, all translations of monetary balances to the functional currency at the year-end exchange rate are included in the foreign exchange expense. The translations of intercompany balances to the functional currency at the year-end exchange rate are included in accumulated other comprehensive income or loss.

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

 Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and highly liquid instruments with an original maturity of three months or less. As of March 31, 2024 and 2023, the Company does not have cash equivalents.

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost and depreciated to its estimated residual values using the straight-line method over its estimated useful lives of 8 years. Property, plant, and equipment consisted of the following:

	Server	Web Design	TOTAL
COST
Balance, December 31, 2023	$27,498	$7,326	$34,824
Additions	—	—	—
Balance, March 31, 2024	$27,498	$7,326	$34,824

ACCUMULATED DEPRECIATION
Balance, December 31, 2023	$16,876	$2,015	$18,891
Depreciation Expense	859	226	1,085
Balance, March 31, 2024	$17,735	$2,241	$19,976

PROPERTY, PLANT AND EQUIPMENT, NET
Balance, December 31, 2023	$10,622	$5,311	$15,933
Balance, March 31, 2024	$9,763	$5,085	$14,848

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

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred $64 and $0 in advertising cost during the three months ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024, the Company issued 17,550 shares of the Company’s common stock, with a fair value of $70,200, for services rendered, and issued 32,345 shares of the Company’s common stock for cash proceeds of $32,000 and subscription receivable of $97,380.

NOTE 4 – DEBT

As of March 31, 2024, the Company has loans payable of $104,320 (December 31, 2023 – $106,208) in principal and accrued interest of $28,536 (December 31, 2023 - $27,761) outstanding. Included in the balance of debt, $29,464 (December 31, 2023 - $27,250) was cash advanced with no interest bearing and due on demand and $74,856 (December 31, 2023 - $78,958) was loans that bear interest at a rate of 4% per annum, are unsecured, and are due on demand.

NOTE 5 - RELATED PARTY DEBT

As of March 31, 2024, the Company has debt of $18,385 (December 31, 2023 - $17,870) in principal and accrued interest of $9,839 (December 31, 2023 - $9,680) due to a director of the Company. Included in the balance of debt at March 31, 2024, $2,518 was cash advanced net of repayments bearing no interest and due on demand and $15,867 was a loan that bears interest at a rate of 4% per annum, is unsecured, and are due on demand.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2024, the CEO of the Company had earned compensation and advanced the Company of $27,886 and was repaid $416 which resulted in an accounts payable and accrued liabilities – related parties of $63,666 as of March 31, 2024. These amounts are unsecured, without interest, and payable on demand.

During the three months ended March 31, 2023, the CEO of the Company had earned compensation and advanced the Company $31,436 which offset the December 31, 2022, advance to the CEO of $4,347, resulting in an accounts payable and accrued liabilities – related parties balance of $27,089 as of March 31, 2023. These amounts are unsecured, without interest, and payable on demand.

During the three months ended March 31, 2024, the CEO’s brother in-law (and shareholder), had advanced the Company $19,148 resulting in an accounts payable and accrued liabilities – related parties balance of $26,485 as of March 31, 2024. During the three months ended March 31, 2024, the CEO’s brother (and shareholder), had advanced the Company $0 resulting in an accounts payable and accrued liabilities – related parties balance of $450 as of March 31, 2024. These amounts are unsecured, without interest, and payable on demand.

During the three months ended March 31, 2023, the CEO’s brother in-law (and shareholder) and the CEO’s brother (and shareholder), had not advanced the Company any funds, therefore there was no account payable and accrued liabilities – related parties amount recorded for them as of March 31, 2023.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to March 31, 2024, the Company received cash of $97,380 for the stock subscription receivable that was recorded on the balance sheet as of March 31, 2024.

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

Target Market

The global Waste to Energy segment of the waste management industry is the target market BioCrude addresses. Management is confident it will succeed in having its integrated systems and processes widely implemented across Africa, Asia, the Balkans, the GULF and North America with a view to expanding to other international markets (Latin America). The Company’s first step in penetrating its target market has been taken with the progressive and successful lobbying of the various governmental divisions of the Republic of Côte d’Ivoire for the pursuit of the pertinent waste management Concessions Agreements for the municipalities of Bouaké, (District Autonome de la Vallée du Bandama and Dabou (District Autonome des Lagunes).

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

2009 – 2024 - Marketing and Commercialization: BioCrude presented its waste to energy solution to governments and ministries from USA, Canada and Mexico in North America, Costa Rica, Panama, Ecuador, Argentina, Peru, Brazil, Dominican Republic, Haiti, Colombia, Venezuela, Guatemala, Honduras, Jamaica, El Salvador, Cuba, Uruguay, Bahamas and Trinidad & Tobago in Latin America, China, Hong Kong, Mongolia, Kazakhstan, Vietnam, Indonesia, Philippines, India, Bangladesh, and Pakistan in Asia, Kingdom of Saudi Arabia, United Arab Emirates, Kuwait, Qatar, Jordan, Oman, and Bahrain in the Middle East, Portugal, Luxembourg, Belgium, Hellenic Republic, Malta, Corsica, Albania, Bulgaria, Romania, Serbia, FYROM (Macedonia), Spain, Montenegro, Kosovo, Belarus, Ukraine, Georgia, Latvia, Armenia, amongst other countries, in Europe, Ivory Coast, Burkina Faso, Ghana, Togo, Senegal, Benin, Angola, Niger, Guinea, Mali, Uganda, Burundi, Rwanda, Morocco, Tunisia, Algeria, Egypt, Libya, Kenya, Ethiopia, Democratic Republic of the Congo (Kinshasa), Republic of the Congo (Brazzaville), amongst other countries in Africa.

Pricing initiatives

BioCrude has developed a number of sales/solicitation programs and the standardization of the sales/solicitation process and standardized the sales/solicitation process. We believe that the pricing logic used in our fee programs, with implied “Put or Pay” and “Take or Pay” provisions for the supply of feedstock and resale of outputs (renewable energy), respectively, is reasonable and competitive. We expect to continue to add to our fee-based pricing through additional administrative fees, recycling fees, late charges, and further improvements to our existing fee structures. The goal of our pricing program is to generate price increases more than CPI. BioCrude will derive revenues from a combination of commodity sales (Marketable by-products – fertilizer and energy resale), carbon credits (CER’s under the “Clean Development Mechanism” established pursuant to article 12 of the “Kyoto Protocol” (CDM project) and being replaced by the Paris Accord; yet to be defined and signed off on) and tipping fees paid for material processing. Fluctuations in commodity pricing are managed by a number of risk mitigation strategies including financial hedging instruments (transfer of foreign exchange risk), Sovereign Guarantees, floor prices, forward sales contracts, index purchases, and tipping fees. The goal is to smooth revenue, net of cost of products purchased, and generate consistent cash flows.

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

As part of BioCrude’s marketing strategy, BioCrude invests time, effort, and resources in order to prepare tailor made prefeasibility studies, presentations & educational literature for municipalities worldwide, and sends corporate delegations to these places for presentation of same, at no expense to these governmental institutions. This attribute of BioCrude’s direct marketing campaign has proven to be very successful. Governments worldwide were not only receptive, but appreciative of BioCrude’s formal and professional address. These efforts have given BioCrude a profound understanding of the challenges faced by governments at all levels in their dealings with waste management issues.

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

The Use of Proceeds section includes a detailed description of the use of proceeds over the differing offering scenarios of 100%, 75%, 50% and 25%. As the Company’s expenses are relatively stable, not incorporating elements of severe force majeure, the Company believes it can fund its present operations with projected revenues together with offering proceeds under any of the offering scenarios. The Company will consider raising additional funds during 2024 through sales of equity, debt, and convertible securities, if it is deemed necessary.

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

BioCrude’s revenue model is based on revenue generation from the following: i) the operation of the MSW to Energy complexes (tipping fees, resale of renewable energy, resale of other marketable by-products (compost, recyclables) and potential carbon credits, ii) Joint Venture license fees, whereby the prospective Joint Venture partner will buy a license from BioCrude (payment to be effected immediately after signature) for their participation and will infuse its prorated share of equity capital for the potential MSW to Energy complex, and iii) EPC (“Engineering, Procurement & Construction) management fees (general contracting fees, approximately 20% of the capital cost of the project). In essence, these fees must be paid regardless, and BioCrude management will execute and capture remuneration for same.

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

Different facets of the Company’s works and schedule of events for the pursuit and realization of MSW to Energy projects

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

3.	Flowchart of Engineering, Procurement and Construction

4.	Flowchart of Operations Complex and Maintenance

5.	Flowchart for the influx of feedstock and the out flux (distribution) of by-products

(Fully executed; timeline: The tasks identified above in B are part and parcel of the submitted preliminary proposal, which included the “Prefeasibility Study & Detailed Project Report” and the “Business Plan (with financial metrics)”, to the Governmental Authorities of the Republic of Côte d’Ivoire for the realization of the Concession and Power Purchase Agreements in accordance to the provisions of the Deed of Assignment pursuant to a Public-Private Partnership (PPP)).

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

Hereunder is insight into the Company’s objectives and realizations (contractual engagements, permits, clearances, etc…) with the financial metrics related to the same, that were used as a basis for management’s determination of the Offering price for the Company’s stock. The following contractual attributes are intrinsic to the aforesaid contractual (Concessions) agreements:

●	Contracts are backed by Government Sovereign Guarantees

●	De Facto Exclusivity of waste management for country, by Governmental Decree

●	Law and Jurisdiction of Dispute Arbitration (Canada)

●	Existing Law of Contract execution (existing national law of when contracts were signed) immunized against change of law in the future, with Grandfather clause

●	Government issuance of (USD 55 Million) Bank Guarantee; covers any interim financial defaults – replenished quarterly

●	Government payments are in US dollars (foreign exchange rate risk eliminated)

●	Zero Income Taxes, VAT’s and no levies & duties of imported materials, equipment, rolling stock, etc.… for duration of contract (30 years)

●	Assignment of contracts/change of control clauses benefiting BioCrude (to its discretion)

●	Land Lease Concession: Emphyteutic lease for 30 hectares of land, for 30 years (term), and for an additional 30-year renewal term (no escalations / changes)

●	Supply of Effluent Concession: Symbolic $1 US per 14,000 kL of Effluent (water) per day, for 30 years (term), and for additional 30-year renewal term (no escalations / changes)

●	Supply of primary feedstock (waste): 2,000 tons per day not only at zero cost, but at either a “gate fee” [government pays BioCrude this tipping fee] or the Government buys back all procured marketable derived by-products from the treatment of waste process at a fee, which incorporates the offset gate fee; guaranteed minimum

●	Government buys back all procured renewable energy (net of self-consumption of complex) via a Power Purchase Agreement for the duration of the 30-year term and renewal option thereof

●	BioCrude is beneficiary of all Certified Emissions Reduction Credits (CERs) due to the MSW to Energy project

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

BioCrude requested from the Federal Government of the Union of the Comoros’ legal division, a legal opinion of the Concessions and Power Purchase Agreements, as well as the Deed of Assignment pursuant to a Public-Private Partnership (PPP), incorporating the change of the Contracting/Intervening Party. The Federal Government of the Union of the Comoros’ legal division has yet to issue same.

Signature of the following Accords are imperative for the realization of the MSW-Energy Complexes in Dabou (District Autonome des Lagunes) and Bouaké (District Autonome de la Vallée du Bandama), Republic of Côte d’Ivoire:

1.	Deed of Assignment Agreement pursuant to a Public – Private Partnership (PPP) [“Protocol of Engagement”] by and between the Government of the Republic of Côte d’Ivoire and BioCrude Technologies USA, Inc., whereby the Governmental Authorities of the Republic of Côte d’Ivoire engaged, by “Governmental Decree”, to grant total “De Facto Exclusivity” for Waste Management Services in the regions of District Autonome des Lagunes and District Autonome de la Vallée du Bandama in the Republic of Côte d’Ivoire.

Nota Bene: It is worthwhile mentioning that the Republic of Côte d’Ivoire has an estimated population of 26.4 million (2020 census). The projected average garbage generation for the Republic of Côte d’Ivoire is approximately 0.9 kg per capita per day, yielding a total quantum of 16,000 tons/day (minimum) of solid waste with a collection efficiency of 65%. With that said, it is projected that the Republic of Côte d’Ivoire can host approximately 6 to 8 MSW to Energy complexes (with some complexes varying in treatment capacities, and with some others being treated as centralized plants to handle waste in neighboring communities having a combined total quantum of approximately 2,000 tons per day (smaller population communities).

2.	ALL of the Concessions (MSW, Land, Supply of Treated Effluent and Power Purchase Agreements) are backed by Governmental Sovereign Guarantees, signed off by the office of the Ministère de l’Économie et des Finances de la République de Côte d’Ivoire, whereby, same guarantees are issued by the Governmental Authorities of the Republic of Côte d’Ivoire to respect “Any and All” of the Government’s obligations (including financial default; fees from the sale of marketable derived by-products and purchase of energy fees), as well as any monetized prejudices incurred due to Government of the Republic of Côte d’Ivoire’s fault(s) (including Termination of Agreements, whereby the Government of the Republic of Côte d’Ivoire will be subjected to penalty fees as per the stipulations in the Concessions and Power Purchase Agreements) inherent within the realms of “ALL” of the Concessions and Power Purchase Agreements, for the duration of the term (30 years) of “ALL” of the Concessions Agreements, and renewal terms thereof (an additional 30 years). In the event of financial default, or any default that has bestowed a prejudice to BioCrude Technologies, Inc., on behalf of the Governmental Authorities of the Republic of Côte d’Ivoire, the Ministère de l’Économie et des Finances de la République de Côte d’Ivoire will immediately remedy (pay) same from the Treasury of the Government of the Republic of Côte d’Ivoire, without protest or contestation. This Guarantee Mechanism is in place for the duration of the term (and renewal term(s) thereof) of ALL the “Concessions and PPP Agreements”, and until all financial obligations for same have been fulfilled, in their entirety.

3.	Site selection / identification for the MSW-Energy Complexes in Dabou and Bouaké, Republic of Côte d’Ivoire have been done and Assignment of same has been executed, by either “Assignment by Governmental Decree” [federal land: La Société de Gestion et de Développement des Infrastructures Industrielles (SOGEDI)] or emphyteutic lease [private], and annexed to the Concession(s) Agreements.

4.	BioCrude Technologies, Inc. has been granted the right, by the Governmental Authorities of the Republic of Côte d’Ivoire, to Assign (“Assignment/Change of Control” provisions) ALL of the Concessions Agreements, and the PPP Agreements, with all attached rights and interests, (as well as the right of subrogation of all rights and interests of same to any financial institution for the purposes of funding the project) to any third party, without the direct intervention of the Concessioner as per the terms, conditions and stipulations of same. The Concessionaire has assigned (or will assign) ALL of the Concessions Agreements, and the PPP Agreements to its affiliate “BioCrude Technologies, (Hong Kong) Limited”, with the Governmental Authorities of the Republic of Côte d’Ivoire’s benediction (endorsed by the Honorable Minister of the Ministère de l’Économie et des Finances de la République de Côte d’Ivoire).

5.	The Governmental Authorities of the Republic of Côte d’Ivoire has exempt BioCrude Technologies, Inc. from the impositions of any Value Added Tax (VAT), as well as any and all import / customs duties, levies and taxes implicated with the importation of all machinery, vehicles, materials, equipment and other consumer goods requisite and contributing to the project, vis a vis, construction of the infrastructure and development of the business, and any Corporate Income Tax Obligations (i.e., “ZERO CORPORATE INCOME TAX”), increasing the operating cash flow for the company (all, as defined within the context of Deed of Assignment pursuant to a Public-Private Partnership (PPP) Agreement), for the duration of the contracts (30 years), and the option of renewal thereof (additional 30 years).

Financial metrics (projections) for the MSW to Energy projects for Dabou (District Autonome des Lagunes), Republic of Côte d’Ivoire (Financial metrics for Bouaké, District Autonome de la Vallée du Bandama, Republic of Côte d’Ivoire are EXACTLY similar):

TECHNICAL DATA / FINANCIAL METRICS & PROJECTIONS FOR 1 COMPLEX

Project Development & Implementation

Project Capacity	2 000 tons /day
Electricity recovery	16.0 MW- h (gross) 13.4 MW-h (net)
Fertilizer production	320 tons/day
Construction material recovery	600 tons/day
Carbon Credits (CER’s)	132,000 tons CO2/y
Tipping fee rates	$ 0.00 US/ton
Resale electricity rates (PPA)	$ 0.074 US/kW-h
Resale of marketable by-products rates **	$ 60.50 US/ton
Carbon Emissions Reduction Credits (CER’s) resale rates	$ 0.00 US/ton (CO2) [BONUS]
Project Cost
Process engineering & technology (JV – Licence)	0.0 million USD
Construction cost	128.7 million USD
Working capital	6.8 million USD
Construction schedule (from groundbreaking)	18 - 20 months
Total Project Cost		135.5 million USD

Project Finance
Equity	13.3 million USD
Debt	115.0 million USD
Deferred debt (construction period)	7.2 million USD
Total Project Cost		135.5 million USD
Revenue*
Base Resale of marketable by-products ($60.50 X 2,000 tons)	46.2 million USD
Electricity recovery	7.9 million USD
Carbon credits (CER’s)	0.0 million USD
Construction material recovery	0.0 million USD
Total Revenue		54.1 million USD/year

Expenses		37.9 million USD/year

Net Income		16.2 million USD/year

Note Bene

*Official 1st full year of operation following construction, i.e. year 3

** Marketable Derivative By-Products (Rates)

Governmental Authorities of Côte d’Ivoire, by virtue of contractual engagement, guarantee to deliver the minimum amount of waste (2,000 tons (units) per day for the complex in the city of Bouaké, (District Autonome de la Vallée du Bandama facility and 2,000 tons (units) per day for the complex in the city of Dabou (District Autonome des Lagunes in accordance to the “Put or Pay” provisions (i.e., regardless of whether there is a delivery of the minimum requisite 2,000 tons (units) of waste a day or not, the the Government is required, in all circumstances to pay the minimal amount associated to 2,000 tons (units) a day).

The quantum of the sale of “ALL” of the marketable derivative by-products (defined above) per annum, shall be the product of 2,000 units per day by 365 days per year and with the cumulative total value of all the derivative by-products, multiplied by $60.50 US per unit. The above-mentioned total remuneration shall serve as the revenue for the Project for the first year. Every subsequent year shall use the previous year’s revenue, indexed with a yearly escalation of four-point-five percent (4.5%) [compounded continuously], for the duration of the term of the Contract, and renewal option thereof.

Nota Bene: Regardless of the number of marketable by-products produced (incorporating the deficiency of the minimum guaranty of MSW [Put or Pay provision] and excluding the renewable energy produced and sold to the power corporation (Côte d’Ivoire Énergies), via a Power Purchase Agreement and the Carbon Emissions Reduction Credits (CERs), the minimum number of units (tons) of marketable by-products sold to the Governmental Authorities of Côte d’Ivoire, for billing purposes, and within the context of contractual engagement (expressed and defined in the Concessions, PPA & PPP Agreements), project capacities have been elucidated to treat 2,000 tons per day, and not less.

***Quoted discounted resale of renewable electricity tariffs with annual indexation (rates comparable to the inflation index in the Republic of Côte d’Ivoire)

Year from COD*	$US/kW-h	Additional Adjustment Factor ($US/kW-h)
1	$ 0.074 US	$ 0.00 US

●	Year 1 from COD; resale rate of electricity to the CIE will be as tabulated above.

●	Year 2 to Year 30 from COD; resale rate of electricity to the CIE will be the sum of the resale rate of the previous year plus the total of the escalation index** multiplied to that rate of the previous year.

For the minimum guaranteed supply of waste (“Put or Pay”) of 2,000 tons per day, with same having a calorific value of 2,200 kCal/kg, the projected gross procurement of renewable energy is 16 MW-hr (Mega Watt hours). The net amount of renewable energy available for resale to the power corporation of the Republic of Côte d’Ivoire after facility self-consumption (operation of the complex) is 13.4 MW-hr.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,322,267 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.

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

Plan of Operation

With the signing of the Concession Agreements with the country of the Republic of Côte d’Ivoire, the Company, during the next twelve months, will be able to aggressively implement the building of its corporate infrastructure by adding a few key senior managers to oversee the control of the management of the Complexes and the general management of the Company. In addition, technical staff experienced in the management of the Engineering, Procurement, and Construction (“EPC”) activities, a key component in controlling the successful creation of a Complex, will also be hired. The anticipated cost for accomplishing this is approximately twenty million United States dollars (20,000,000 USD), which includes the provisions for infrastructure development of the Company (construction, fixed assets and equipment procurement), human resource staffing and working capital. The anticipation of raising funds through a common share offering will further allow the Company to comfortably expand operations (with enhanced Research and Development), in sync, with the essence of BioCrude’s mission, as elaborated within these presents.

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

Sales of By-Products

The by-products of recycled materials and fertilizer will be marketed and sold to third parties:

●	Compost will be sold to the farming industry (which, in certain instances, is subsidized by the government), at spot market prices, less 15%. BioCrude may sell any excess product outside of the municipality and/or country.

●	Ash can be sold to resellers of construction materials.

●	Processed inerts (primary feedstock for building materials) can be sold to entities (local and foreign) engaged in that processing milieu.

●	Recyclables can be sold to entities (local and foreign) engaged in that processing milieu.

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

Results of Operations

For the three months ended March 31, 2024, and 2023

Revenue

We did not generate revenue during the three months ended March 31, 2024, and 2023.

Costs and Expenses

During the three months ended March 31, 2024, there were $123,508 of operating expenses consisting of general and administrative expenses compared to $62,316 of operating expenses for the same period in 2023. The increase of the operating expenses mainly related to bonus or commission fee paid through shares during the period.

Liquidity and Capital Resources

As of March 31, 2024, the Company had $126 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the three months period ended March 31, 2024, and 2023. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the three months period ended March 31, 2024	For the three months period ended March 31, 2023
Net cash used in operating activities	$(79,390)	$(15,026)
Net cash used in investing activities	—	—
Net cash provided by financing activities	79,516	15,000
Effect of exchange rate changes on cash	—	—
Net increase (decrease) in Cash	126	(26)
Cash, beginning of period	—	439
Cash, end of period	$126	$413

Due to the limited nature of the Company’s operations to date, the Company does not believe that past performance is any indication of future performance. The impact on the Company’s revenues of recognized trends and uncertainties in our market will not be recognized until such time as the Company has had sufficient operations to provide a baseline.

Operating activities

Net cash used in operating activities was $79,390 for the three months ended March 31, 2024, as a result of net loss of $123,536, change in prepaid of $16,951, change in accounts payable and accrual liabilities of $7,943, Unrealized Foreign exchange gain of $2,248, offset by stock issued for services of $70,200 and amortization of $1,085.

Net cash used in operating activities was $15,026 for the three months ended March 31, 2023, as a result of net loss of $62,390, offset by change in accounts payable and accrual liabilities of $38,699, stock issued for services of $7,500, amortization of $1,015, and unrealized foreign exchange loss of $150.

Investing activities

No cash was used in investing activities for the three months ended March 31, 2024, and 2023.

Financing activities

Net cash provided by financing activities was $79,516 for the three months ended March 31, 2024, as a result of $32,000 proceeds from the sale of stock in a private placement, $47,034 proceeds from related party advances and $904 net proceeds from cash advanced from a related party offset by $6 overdraft and $416 repayments of related party advances.

Net cash provided by financing activities was $15,000 for the three months ended March 31, 2023, as a result of proceeds from the sale of stock in a private placement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that our disclosure controls and procedures were not effective as of March 31, 2024.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, there were no changes in our system of internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors set forth in the Company’s annual report Form 10-K for the year ended December 31, 2023. These risk factors should be carefully considered with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2024, the Company issued 17,550 shares of the Company’s common stock with a fair value of $70,200 for services rendered and issued 32,345 shares of the Company’s common stock for cash proceeds of $32,000 and subscription receivable of $97,380.

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

Date: May 8, 2024

Biocrude Technologies USA, Inc.
Registrant

By:	/s/ John Moukas
Chief Executive Officer