Form 10-Q
period 2024-06-30
BioCrude Technologies USA, Inc.
filed 2024-08-09
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

or

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

Yes ☐ No ☒

As of August 9, 2024, the issuer had 50,850,656 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$257	$—
Prepaid expenses	35,194	—
TOTAL CURRENT ASSETS	35,451	—

Property, plant and equipment	14,939	15,933
TOTAL ASSETS	$50,390	$15,933

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$—	$6
Accounts payable and accrued liabilities	35,199	48,486
Accounts payable and accrued liabilities - related parties	88,787	43,983
Related Party Debt	20,047	27,550
Debt	132,847	133,969
TOTAL CURRENT LIABILITIES	276,880	253,994

TOTAL LIABILITIES	276,880	253,994

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, and 50,850,656 and 50,800,761 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	50,851	50,801
Additional paid in capital	9,084,696	8,885,166
Accumulated other comprehensive income	28,679	28,682
Accumulated deficit	(9,386,735)	(9,198,731)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTALBLE TO EQUITY SHAREHOLDERS OF THE COMPANY	(222,509)	(234,082)
NON-CONTROLLING INTEREST	(3,981)	(3,979)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$50,390	$15,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	63,604	93,759	186,206	155,219
LOSS FROM OPERATIONS	(63,604)	(93,759)	(186,206)	(155,219)

Interest expense	(864)	(951)	(1,798)	(1,881)
NET LOSS	(64,468)	(94,710)	(188,004)	(157,100)
OTHER COMPREHENSIVE INCOME (LOSS)
Exchange differences on translating foreign operations	(23)	(14)	(3)	38
Exchange differences on translating non-controlling interest	(10)	(5)	(2)	17
TOTAL COMPREHENSIVE LOSS	$(64,501)	$(94,729)	$(188,009)	$(157,045)

NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(64,468)	$(94,710)	$(188,004)	$(157,100)
Non-controlling interest	—	—	—	—
NET LOSS	$(64,468)	$(94,710)	$(188,004)	$(157,100)

TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
Equity shareholders of the Company	$(64,491)	$(94,724)	$(188,007)	$(157,062)
Non-controlling interest	(10)	(5)	(2)	17
TOTAL COMPREHENSIVE LOSS	$(64,501)	$(94,729)	$(188,009)	$(157,045)

Net loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	50,796,743	50,762,866	50,796,743	50,762,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

 (EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Number of shares	Par Value	Additional Paid-in Capital	Subscription Receivable	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non-controlling interest	Total
Balance at December 31, 2022	50,761,636	$50,762	$8,728,705	$—	$28,672	$(8,955,136)	$(146,997)	$(3,388)	$(150,385)

Stock issued for services	1,875	2	7,498	—	—	—	7,500	—	7,500
Stock issued for cash	3,750	4	14,996	—	—	—	15,000	—	15,000
Foreign currency translation gain	—	—	—	—	52	—	52	22	74
Net loss	—	—	—	—	—	(62,390)	(62,390)	—	(62,390)
Balance at March 31, 2023	50,767,261	50,768	8,751,199	—	28,724	(9,017,526)	(186,835)	(3,366)	(190,201)
Stock issued for services	7,000	7	27,993	—	—	—	28,000		28,000
Stock issued for cash	15,000	15	59,985	—	—	—	60,000	—	60,000
Foreign currency translation loss	—	—	—	—	(14)	—	(14)	(5)	(19)
Net loss	—	—	—	—	—	(94,710)	(94,710)	—	(94,710)
Balance at June 30, 2023	50,789,261	$50,790	$8,839,177	$—	$28,710	$(9,112,236)	$(193,559)	$(3,371)	$(196,930)

Balance at December 31, 2023	50,800,761	$50,801	$8,885,166	$—	$28,682	$(9,198,731)	$(234,082)	$(3,979)	$(238,061)
Stock issued for services	17,550	18	70,182	—	—	—	70,200	—	70,200
Stock issued for cash	32,345	32	129,348	(97,380)	—	—	32,000	—	32,000
Foreign currency translation gain	—	—	—	—	20	—	20	8	28
Net loss	—	—	—	—	—	(123,536)	(123,536)	—	(123,536)
Balance at March 31, 2024	50,850,656	$50,851	9,084,696	(97,380)	28,702	(9,322,267)	(255,398)	(3,971)	(259,369)
Settlement of subscription receivable	—	—	—	97,380	—	—	97,380	—	97,380
Foreign currency translation loss	—	—	—	—	(23)	—	(23)	(10)	(33)
Net loss	—	—	—	—	—	(64,468)	(64,468)	—	(64,468)
Balance at June 30, 2024	50,850,656	$50,851	$9,084,696	$—	$28,679	$(9,386,735)	$(222,509)	$(3,981)	$(226,490)

The accompanying notes to unaudited condensed consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the six months ended
	June 30, 2024	June 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(188,004)	$(157,100)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,233	2,030
Stock issued for services	70,200	35,500
Unrealized foreign exchange (gain) loss	(3,213)	2,191
Prepaid expenses	(35,194)	—
Accounts payable and accruals	(13,287)	9,101
Accounts payable and accrued liabilities - related party	—	31,101
Accrued interest and interest expenses	1,538	1,561
Accrued interest - related party	260	321
Net cash used in operating activities	(165,467)	(75,295)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,239)	—
Net cash used in investing activities	(1,239)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Overdraft advances	(6)	—
Proceeds from related party advances	81,205	—
Repayments of related party advances	(36,401)	—
Proceeds from related party debt	7,858	—
Repayments of related party debt	(15,073)	—
Proceeds from the sale of common stock	129,380	75,000
Net cash provided by financing activities	166,963	75,000

CHANGE IN CASH DURING THE PERIOD	257	(295)

CASH BEGINNING	—	439

CASH ENDING	$257	$144

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—
Non-cash Investing & Financing Activities:
Common stock issued for subscription receivable	$97,380	$—

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

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with US GAAP which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,386,735 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2023, included in the Company’s 2023 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six-month period ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

 Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and highly liquid instruments with an original maturity of three months or less. As of June 30, 2024 and December 31, 2023, the Company had no cash equivalents.

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost and depreciated to its estimated residual values using the straight-line method over its estimated useful lives of 8 years. Property, plant, and equipment consisted of the following:

	Server & Equipment	Web Design	Total
COST
Balance, December 31, 2023	$27,498	$7,326	$34,824
Additions	1,239	—	1,239
Balance, June 30, 2024	$28,737	$7,326	$36,063

ACCUMULATED DEPRECIATION
Balance, December 31, 2023	$16,876	$2,015	$18,891
Additions	859	226	1,085
Balance, March 31, 2024	17,735	2,241	19,976
Additions	922	226	1,148
Balance, June 30, 2024	$18,657	$2,467	$21,124

PROPERTY, PLANT AND EQUIPMENT, NET
Balance, December 31, 2023	$10,622	$5,311	$15,933
Balance, June 30, 2024	$10,080	$4,859	$14,939

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

Advertising and Marketing Costs

Advertising and marketing expenses are expensed as incurred. The Company incurred $64 and $0 in advertising and marketing cost during the six months ended June 30, 2024 and 2023, respectively.

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

During the six months ended June 30, 2024, the Company has issued 17,550 shares of the Company’s common stock, with a fair value of $70,200, for services rendered, and issued 32,345 shares of the Company’s common stock for cash proceeds of $129,380.

During the six months ended June 30, 2023, the Company issued 8,875 shares of the Company’s common stock, with a fair value of $35,500, for services rendered and issued 18,750 shares of the Company’s common stock for cash proceeds of $75,000.

NOTE 4 – DEBT

As of June 30, 2024, the Company has loans payable of $103,549 (December 31, 2023 – $106,208) in principal and accrued interest of $29,298 (December 31, 2023 - $27,761) outstanding. Included in the balance of debt, $29,442 (December 31, 2023 - $27,250) was cash advanced with no interest bearing and due on demand and $74,107 (December 31, 2023 - $78,958) was loans that bear interest at a rate of 4% per annum, are unsecured, and are payable on demand.

NOTE 5 – RELATED PARTY DEBT

As of June 30, 2024, the Company has debt of $10,107 (December 31, 2023 - $17,870) in principal and accrued interest of $9,940 (December 31, 2023 - $9,680) due to a director of the Company. Included in the balance of debt at June 30, 2024, $2,931 was cash advances bearing no interest and due on demand and $7,176 was a loan that bears interest at a rate of 4% per annum, is unsecured, and is payable on demand.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2024, the CEO of the Company had earned compensation and advanced the Company $50,638 and was repaid $678 which resulted in an accounts payable and accrued liabilities – related parties of $86,157 as of June 30, 2024. These amounts are unsecured, without interest, and payable on demand.

During the six months ended June 30, 2023, the CEO of the Company had earned compensation and advanced the Company $31,101 which offset the Company advance to the CEO of $4,347, resulting in accounts payable and accrued payable and accrued liabilities – related parties balance of $26,754 as of June 30, 2023. These amounts are unsecured, without interest, and payable on demand.

During the six months ended June 30, 2024, the CEO’s brother in-law (and shareholder) had advanced the Company $30,567 and was repaid $35,273 resulting in an accounts payable and accrued liabilities – related parties balance of $2,630 as of June 30, 2024. During the six months ended June 30, 2024, the CEO’s brother (and shareholder) was repaid $450 resulting in an accounts payable and accrued liabilities – related parties balance of $0 as of June 30, 2024. These amounts are unsecured, without interest, and payable on demand.

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

Financial metrics (projections) for the MSW to Energy projects for Dabou (District Autonome des Lagunes), Republic of Côte d’Ivoire (Financial metrics for Bouaké, District Autonome de la Vallée du Bandama, Republic of Côte d’Ivoire are EXACTLY similar):

TECHNICAL DATA / FINANCIAL METRICS & PROJECTIONS FOR 1 COMPLEX

Project Development & Implementation

Project Capacity	2 000 tonnes /day
Electricity recovery	16.0 MW- h (gross) 13.4 MW-h (net)
Fertilizer production	320 tons/day
Construction material recovery	600 tons/day
Carbon Credits (CER’s)	132,000 tons CO2/y
Tipping fee rates	$ 0.00 US/tonne
Resale electricity rates (PPA)	$ 0.074 US/kW-h
Resale of marketable by-products rates **	$ 60.50 US/ton
Carbon Emissions Reduction Credits (CER’s) resale rates	$ 0.00 US/ton (CO2) [BONUS]
Project Cost
Process engineering & technology (JV – Licence)	0.0 million USD
Construction cost	128.7 million USD
Working capital	6.8 million USD
Construction schedule (from groundbreaking)	18 - 20 months
Total Project Cost		135.5 million USD

Project Finance
Equity	13.3 million USD
Debt	115.0 million USD
Deferred debt (construction period)	7.2 million USD
Total Project Cost		135.5 million USD
Revenue*
Base Resale of marketable by-products ($60.50 X 2,000 tons)	46.2 million USD
Electricity recovery	7.9 million USD
Carbon credits (CER’s)	0.0 million USD
Construction material recovery	0.0 million USD
Total Revenue		54.1 million USD/year

Expenses		37.9 million USD/year

Net Income		16.2 million USD/year

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,386,735 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.

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

Results of Operations

For the six and three months ended June 30, 2024 and 2023

Revenue

We did not generate revenue during the six and three months ended June 30, 2024 and 2023.

Costs and Expenses

During the six months ended June 30, 2024, there were $186,206 of operating expenses consisting of general and administrative expenses compared to $155,219 of operating expenses for the same period in 2023. The increase of the operating expenses mainly related to professional fees incurred during the current year period, combined with more stock issued for services during the current year period (most of which was issued in the first quarter of the current year).

During the three months ended June 30, 2024, there were $63,604 of operating expenses consisting of general and administrative expenses compared to $93,759 of operating expenses for the same period in 2023. The decrease of the operating expenses mainly related to the Company issuing stock for services in the three months ended June 30, 2023 with no similar issuance in the three months ended June 30, 2024 due to the Company issuing more stock for services in the first quarter of the current year, as mentioned above.

Liquidity and Capital Resources

As of June 30, 2024, the Company had $257 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the six months ended June 30, 2024 and 2023. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Net cash used in operating activities	$(165,467)	$(75,295)
Net cash used in investing activities	(1,239)	—
Net cash provided by financing activities	166,963	75,000
Effect of exchange rate changes on cash	—	—
Net increase (decrease) in cash	257	(295)
Cash, beginning of period	—	439
Cash, end of period	$257	$144

Due to the limited nature of the Company’s operations to date, the Company does not believe that past performance is any indication of future performance. The impact on the Company’s revenues of recognized trends and uncertainties in our market will not be recognized until such time as the Company has had sufficient operations to provide a baseline.

Operating Activities

Net cash used in operating activities was $165,467 for the six months ended June 30, 2024, as a result of net loss of $188,004, change in accounts payable and accrual liabilities of $13,287, unrealized foreign exchange gain of $3,213, change in prepaid expenses of $35,194 offset by depreciation of $2,233, accrued interest and accrued interest – related party of $1,798, and stock issued for services of $70,200.

Net cash used in operating activities was $75,295 for the six months ended June 30, 2023, as a result of net loss of $157,100, offset by the change in accounts payable and accrual liabilities of $9,101, unrealized foreign exchange loss of $2,191, the stock issued for services of $35,500, accrued interest and accrued interest – related party of $1,882, and depreciation of $2,030.

Investing Activities

Net cash used in investing activities was $1,239 for the six months ended June 30, 2024, as a result of purchasing a printer.

No cash was used in investing activities for the six months ended June 30, 2023.

Financing Activities

Net cash provided by financing activities was $166,963 for the six months ended June 30, 2024, as a result of $129,380 proceeds from the sale of common stock, $81,205 proceeds from related party advances, $7,858 proceeds from related party debt, offset by $6 overdraft, $36,401 repayments of related party advances, and $15,073 repayments of related party debt.

Net cash provided by financing activities was $75,000 for the six months ended June 30, 2023, as a result of proceeds from the sale of common stock.

Going Concern & Liquidity

As of June 30, 2024 we have identified factors that raise substantial doubt about the ability of the Company to continue operating as a going concern. Since inception, we have financed our cash flow requirements through issuance of common stock and related party advances. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that our disclosure controls and procedures were not effective as of June 30, 2024.

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2024, there were no changes in our system of internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2024, the Company issued 17,550 shares of the Company’s common stock with a fair value of $70,200 for services rendered and issued 32,345 shares of the Company’s common stock for cash proceeds of $129,380.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K..

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

Date: August 9, 2024

Biocrude Technologies USA, Inc.
Registrant

By:	/s/ John Moukas
Chief Executive Officer