Form 10-Q
period 2024-09-30
BioCrude Technologies USA, Inc.
filed 2024-11-07
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

Yes ☐ No ☒

As of November 7, 2024, the issuer had 50,850,656 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$76	$—
Prepaid expenses	35,194	—
TOTAL CURRENT ASSETS	35,270	—

Property, plant and equipment	13,753	15,933
TOTAL ASSETS	$49,023	$15,933

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$—	$6
Accounts payable and accrued liabilities	47,597	48,486
Accounts payable and accrued liabilities - related parties	100,044	43,983
Related Party Debt	22,116	27,550
Debt	134,647	133,969
TOTAL CURRENT LIABILITIES	304,404	253,994
TOTAL LIABILITIES	304,404	253,994

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, and 50,850,656 and 50,800,761 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	50,851	50,801
Additional paid in capital	9,084,696	8,885,166
Accumulated other comprehensive income	28,636	28,682
Accumulated deficit	(9,415,566)	(9,198,731)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTALBLE TO EQUITY SHAREHOLDERS OF THE COMPANY	(251,383)	(234,082)
NON-CONTROLLING INTEREST	(3,998)	(3,979)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$49,023	$15,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	26,661	48,379	212,867	203,596
LOSS FROM OPERATIONS	(26,661)	(48,379)	(212,867)	(203,596)

Interest expense	(2,170)	(938)	(3,968)	(2,821)
NET LOSS	(28,831)	(49,317)	(216,835)	(206,417)

OTHER COMPREHENSIVE INCOME (LOSS)
Translation to reporting currency	(59)	(7)	(64)	48
TOTAL COMPREHENSIVE LOSS	$(28,890)	$(49,324)	$(216,899)	$(206,369)

NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(28,831)	$(49,317)	$(216,835)	$(206,417)
Non-controlling interest	—	—	—	—
NET LOSS	$(28,831)	$(49,317)	$(216,835)	$(206,417)

TOTAL COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
Equity shareholders of the Company	$(28,873)	$(49,321)	$(216,880)	$(206,383)
Non-controlling interest	(17)	(3)	(19)	14
TOTAL COMPREHENSIVE LOSS	$(28,890)	$(49,324)	$(216,899)	$(206,369)

Net loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	50,796,743	50,784,692	50,796,743	50,784,692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

 (EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Number of shares	Par Value	Additional Paid-in Capital	Subscription Receivable	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non-controlling interest	Total
Balance at December 31, 2022	50,761,636	$50,762	$8,728,705	$—	$28,672	$(8,955,136)	$(146,997)	$(3,388)	$(150,385)
Stock issued for services	1,875	2	7,498	—	—	—	7,500	—	7,500
Stock issued for cash	3,750	4	14,996	—	—	—	15,000	—	15,000
Foreign currency translation gain	—	—	—	—	52	—	52	22	74
Net loss	—	—	—	—	—	(62,390)	(62,390)	—	(62,390)
Balance at March 31, 2023	50,767,261	50,768	8,751,199	—	28,724	(9,017,526)	(186,835)	(3,366)	(190,201)
Stock issued for services	7,000	7	27,993	—	—	—	28,000	—	28,000
Stock issued for cash	15,000	15	59,985	—	—	—	60,000	—	60,000
Foreign currency translation loss	—	—	—	—	(14)	—	(14)	(5)	(19)
Net loss	—	—	—	—	—	(94,710)	(94,710)	—	(94,710)
Balance at June 30, 2023	50,789,261	50,790	8,839,177	—	28,710	(9,112,236)	(193,559)	(3,371)	(196,930)
Stock issued for services	2,000	2	7,998	—	—	—	8,000	—	8,000
Stock issued for cash	9,500	9	37,991	—	—	—	38,000	—	38,000
Foreign currency translation loss	—	—	—	—	(4)	—	(4)	(3)	(7)
Net loss	—	—	—	—	—	(49,317)	(49,317)	—	(49,317)
Balance at September 30, 2023	50,800,761	$50,801	$8,885,166	$—	$28,706	$(9,161,553)	$(196,880)	$(3,374)	$(200,254)

Balance at December 31, 2023	50,800,761	$50,801	$8,885,166	$—	$28,682	$(9,198,731)	$(234,082)	$(3,979)	$(238,061)
Stock issued for services	17,550	18	70,182	—	—	—	70,200	—	70,200
Stock issued for cash	32,345	32	129,348	(97,380)	—	—	32,000	—	32,000
Foreign currency translation gain	—	—	—	—	20	—	20	8	28
Net loss	—	—	—	—	—	(123,536)	(123,536)	—	(123,536)
Balance at March 31, 2024	50,850,656	50,851	9,084,696	(97,380)	28,702	(9,322,267)	(255,398)	(3,971)	(259,369)
Settlement of subscription receivable	—	—	—	97,380	—	—	97,380	—	97,380
Foreign currency translation loss	—	—	—	—	(23)	—	(23)	(10)	(33)
Net loss	—	—	—	—	—	(64,468)	(64,468)	—	(64,468)
Balance at June 30, 2024	50,850,656	50,851	9,084,696	—	28,679	(9,386,735)	(222,509)	(3,981)	(226,490)
Foreign currency translation loss	—	—	—	—	(43)	—	(43)	(17)	(60)
Net loss	—	—	—	—	—	(28,831)	(28,831)	—	(28,831)
Balance at September 30, 2024	50,850,656	$50,851	$9,084,696	$—	$28,636	$(9,415,566)	$(251,383)	$(3,998)	$(255,381)

The accompanying notes to unaudited condensed consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Nine Months Ended
	September 30, 2024	September 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(216,835)	$(206,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,419	3,116
Stock issued for services	70,200	43,500
Unrealized foreign exchange (gain) loss	(2,025)	1,280
Changes in assets and liabilities:
Prepaid expenses	(35,194)	—
Accounts payable and accruals	(889)	18,193
Accounts payable and accrued liabilities - related party	—	26,346
Accrued interest and interest expenses	2,303	2,339
Accrued interest - related party	418	482
Net cash used in operating activities	(178,603)	(111,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,239)	(2,240)
Net cash used in investing activities	(1,239)	(2,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Overdraft advances	(6)	—
Proceeds from related party advances	94,815	—
Repayments of related party advances	(38,754)	—
Proceeds from related party debt	10,428	—
Repayments of related party debt	(15,945)	—
Proceeds from the sale of common stock	129,380	113,000
Net cash provided by financing activities	179,918	113,000

CHANGE IN CASH DURING THE PERIOD	76	(401)

CASH BEGINNING	—	439

CASH ENDING	$76	$38

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

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

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,415,566 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by US GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2023, included in the Company’s 2023 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine-month period ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

 Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and highly liquid instruments with an original maturity of three months or less. As of September 30, 2024, and December 31, 2023, the Company had no cash equivalents.

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost and depreciated to its estimated residual values using the straight-line method over its estimated useful lives of 8 years. Property, plant, and equipment consisted of the following:

	Server & Equipment	Web Design	Total
COST
Balance, December 31, 2023	$27,498	$7,326	$34,824
Additions	1,239	—	1,239
Balance, September 30, 2024	$28,737	$7,326	$36,063

ACCUMULATED DEPRECIATION
Balance, December 31, 2023	$16,876	$2,015	$18,891
Additions	859	226	1,085
Balance, March 31, 2024	17,735	2,241	19,976
Additions	922	226	1,148
Balance, June 30, 2024	18,657	2,467	21,124
Additions	960	226	1,186
Balance, September 30, 2024	$19,617	$2,693	$22,310

PROPERTY, PLANT AND EQUIPMENT, NET
Balance, December 31, 2023	$10,622	$5,311	$15,933
Balance, September 30, 2024	$9,120	$4,633	$13,753

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

Advertising and Marketing Costs

Advertising and marketing expenses are expensed as incurred. The Company incurred $64 and $0 in advertising and marketing costs during the nine months ended September 30, 2024 and 2023, respectively.

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

During the nine months ended September 30, 2024, the Company has issued 17,550 shares of the Company’s common stock, with a fair value of $70,200, for services rendered, and issued 32,345 shares of the Company’s common stock for cash proceeds of $129,380.

During the nine months ended September 30, 2023, the Company issued 10,875 shares of common stock, with a fair value of $43,500, for services rendered, and issued 28,250 shares of the Company’s common stock for cash proceeds of $113,000.

NOTE 4 – DEBT

As of September 30, 2024, the Company has loans payable of $104,583 (December 31, 2023 – $106,208) in principal and accrued interest of $30,064 (December 31, 2023 - $27,761) outstanding. Included in the balance of debt, $29,472 (December 31, 2023 - $27,250) was cash advanced with no interest bearing and due on demand and $75,111 (December 31, 2023 - $78,958) was loans that bear interest at a rate of 4% per annum, are unsecured, and are payable on demand.

NOTE 5 - RELATED PARTY DEBT

As of September 30, 2024, the Company has debt of $12,018 (December 31, 2023 - $17,870) in principal and accrued interest of $10,098 (December 31, 2023 - $9,680) due to a director of the Company. Included in the balance of debt at September 30, 2024, $4,629 was cash advanced net of repayments bearing no interest and due on demand and $7,389 was a loan that bears interest at a rate of 4% per annum, is unsecured, and is payable on demand.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2024, the CEO of the Company had earned compensation and advanced the Company of $59,566 and was repaid $3,031 which resulted in an accounts payable and accrued liabilities – related parties of $92,732 as of September 30, 2024. These amounts are unsecured, without interest, and payable on demand.

During the nine months ended September 30, 2023, the CEO of the Company had earned compensation and advanced the Company $26,346 which offset the Company’s advances to the CEO of $4,347 as of December 31, 2022, resulting in an accounts payable and accrued liabilities – related parties balance of $21,999 as of September 30, 2023. These amounts are unsecured, without interest, and payable on demand.

During the nine months ended September 30, 2024, the CEO’s brother in-law (and shareholder), had advanced the Company $34,701 and was repaid $35,273 resulting in an accounts payable and accrued liabilities – related parties balance of $6,764 as of September 30, 2024. These amounts are unsecured, without interest, and payable on demand.

During the nine months ended September 30, 2024, the CEO’s brother (and shareholder), had advanced the Company $548 and was repaid $450 resulting in an accounts payable and accrued liabilities – related parties balance of $548 as of September 30, 2024. These amounts are unsecured, without interest, and payable on demand.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events from September 30, 2024, through the date whereupon the financial statements were issued and has determined that there are no material events that require disclosure.

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

Consequently, all the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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

Municipal Solid Waste Management is the collection, transport, processing (waste treatment), recycling or disposal of waste materials, usually ones produced by human activity, in an effort to reduce their effect on human health or local aesthetics or amenities.

Municipal Solid Waste Management (“MSWM”) is a major responsibility for local government. It is a complex task which requires appropriate organizational capacity and cooperation between numerous stakeholders in the private and public sectors.

The first goal of MSWM is to protect the health of the population, particularly that of low-income groups. Other goals include the promotion of environmental quality and sustainability, support of economic productivity and employment generation.

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

Nota Bene: Landfilling is NOT a solution (contaminates the land forever, cost of construction, waste creation), but a deferral of a problem for future generations to handle. In essence, it is what it is; a PRACTICE that has been utilized for the longest period of time! Nothing more!

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

Municipal Solid Waste

Municipal solid waste, in essence, is all solid waste generated in an area, except industrial and agricultural waste, typically from residences, commercial or retail establishments. Sometimes it includes construction and demolition debris and other special wastes that may enter the municipal waste stream. The EPA (1998c) defined municipal solid waste as “a subset of solid waste and as durable goods (e.g., appliances, tires, and batteries), non-durable goods (e.g., newspapers, books, and magazines), containers and packaging, food wastes, yard trimmings, and miscellaneous organic wastes from residential, commercial and industrial non-process sources.

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

The polymer-based (hydro-carbon chain), cellulose and textiles portion of the MSW will be treated via an RDF process (a derivative of gasification, but with the incorporation of a Materials Recovery Facility (MRF) [Separation process], where we have the luxury of operating at lower temperatures (350 – 4000C) because of the separation of the MSW, i.e. lower temperatures reflects less operational self-consumption, hence more outputs (energy) for resale), whereby the thermal combustion will generate renewable energy and the by-product of ash can be marketed to the construction industry for the following purposes:

●	Concrete production, as a substitute material for Portland cement and sand
●	Embankments and other structural fills (usually for road construction)
●	Grout and Flowable fill production
●	Waste stabilization and solidification
●	Cement clinkers production - (as a substitute material for clay)
●	Mine reclamation
●	Stabilization of soft soils
●	Road subbase construction
●	As Aggregate substitute material (e.g. for brick production)
●	Mineral filler in asphaltic concrete
●	Agricultural uses: soil amendment, fertilizer, cattle feeders, soil stabilization in stock feed yards, and agricultural stakes
●	Loose application on rivers to melt ice
●	Loose application on roads and parking lots for ice control
●	Other applications include cosmetics, toothpaste, kitchen counter tops, floor and ceiling tiles, bowling balls, flotation devices, stucco, utensils, tool handles, picture frames, auto bodies and boat hulls, cellular concrete, geopolymers, roofing tiles, roofing granules, decking, fireplace mantles, cinder block, PVC pipe, Structural Insulated Panels, house siding and trim, running tracks, blasting grit, recycled plastic lumber, utility poles and cross arms, railway sleepers, highway sound barriers, marine pilings, doors, window frames, scaffolding, sign posts, crypts, columns, railroad ties, vinyl flooring, paving stones, shower stalls, garage doors, park benches,

The fly ash can also be marketed to the agricultural industry for the following purposes:

●	It improves the permeability status of soil
●	Improves fertility status of soil (soil health) / crop yield
●	Improves soil texture
●	Reduces bulk density of soil

●	Improves water holding capacity / porosity
●	Optimizes pH value
●	Improves soil aeration and reduces crust formation
●	Provides micro nutrients like Fe, Zn, Cu, Mo, B, Mn, etc.
●	Provides macro nutrients like K, P, Ca, Mg, S etc.
●	Works as a part substitute of gypsum for reclamation of saline alkali soil and lime for reclamation of acidic soils
●	Surface cover of bio reclaimed vegetated ash pond get stabilized and can be used as recreational park
●	Ash ponds provide suitable conditions and essential nutrients for plant growth, helps improve the economic condition of local inhabitants
●	Works as a liming agent
●	Helps in early maturity of crops & improves the nutritional quality of food crop
●	Reduces pest incidence

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

The material components (modules) of an Integrated Municipal Solid Waste to Energy Complex are detailed as follows:

1.	Entrance to complex: Kiosk and weighbridge (reception/departure and weighing of garbage trucks (pre-and-post deposit of MSW at the MSW Storage facility).

2.	MSW Storage facility: Closed and properly ventilated warehouse facility for receiving and storing just in time (JIT) 3 days’ inventory of MSW. MSW is moved from the storage facility and moved via machinery and conveyor belts to the Materials Recovery facility.

3.	Materials Recovery facility (MRF): a properly ventilated facility that houses different types of machinery/equipment (either procured from suppliers or built in-situ according to plan specifications) requisite for different facets of the separation process of the MSW into the distinct categories of the waste (organics, hydro-carbon polymer based, cellulose, inerts, miscellaneous (batteries, cadavers, etc.…)) and prepare same as the distinct feedstock for the different waste treatment processes (Composting, Biomethanation and Refuse Derived Fuel (RDF)), as well as separate the recyclables for resale and the inerts (elements of construction and demolition debris that are not recyclable) for landfilling or to be crushed and given/sold (negligible in nature in comparison to the revenue model established by the tipping fees, and resale of electricity and compost) to the secondary markets for the manufacturing of building materials.

4.	Composting facility: A portion of the land concession will host a type of composting system (Windrow [with procured mechanical mixing machinery (trucks) like compost turners or tub/horizontal grinders] or Static Aerated Piles [aeration system such as installed perforated piping to ensure steady oxygen supply (forced air) for microorganisms and to reduce moisture content]), depending on BioCrude’s evaluation of the waste analysis. A fertilizer will be procured, dried and stored in a warehousing facility for by-products.

5.	Biomethanation facility: Modular digesters are constructed in series and synchronized in operation to receive organics and process same to extract and capture the methane gas which will be piped to the Biogas – RDF power plant (will be combusted for the procurement of renewable energy) and in addition, yield a cured fertilizer which will be dried and stored in the warehousing facility for by-products.

6.	RDF facility: A refuse derived fuel system (gasification derivative) will be procured and installed. The RDF facility will receive the hydro-carbon polymer and cellulose based waste products that will be used to make RDF pellets (compressed and dried) that will be used as the feedstock for combustion within same to generate renewable energy within the Biogas – RDF power plant.

7.	RDF – Biogas power plant: will be procured and installed within a certain section of the Complex with a dedicated Distributed Control System (DCS) for the MSW-Energy (RDF & Biogas based) power plant & fuel processing plant (controls & instrumentation for the boiler and turbine, instrumentation for the balance of the power plant and control room).

8.	Internal roads: will be constructed within the complex for vehicle/truck transport/passage within the complex.

9.	Green Belt: will be developed for aesthetic purposes and municipal environmental conformities.

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

BioCrude has positioned itself, through its continual lobbying efforts (ongoing), for potential Joint Ventures (JV) with certain governments (countries/clients). Should any of these Joint Ventures prove to be realized because of the persistent lobbying activities, not only will BioCrude be able to realize the EPC management fee for the development of the MSW to Energy complex(es), but it will also receive its prorate share (50%) of the revenue stream of the developed MSW to Energy complex(es), with similar time frame frequencies as mentioned above, as well as a license fee (BioCrude already submitted offers) immediately following signature of the Joint Venture engagement and the Concession and Power Purchase agreements. BioCrude anticipates that if the prospective JV partner(s) take the initiative to implement (not only entertain) a waste management solution for their country, but possible engagement can also be realized within 6 to 12 months following that initiative (being cognizant of bureaucracy and red tape procedures of government).

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

Hereunder is insight into the Company’s objectives and realizations (contractual engagements, permits, clearances, etc…) with the financial metrics related to the same, that were used as a basis for management’s determination of the Offering price for the Company’s stock. The following contractual attributes are intrinsic to the aforesaid contractual (Concessions) agreements:

➢	Contracts are backed by Government Sovereign Guarantees

➢	De Facto Exclusivity of waste management for country, by Governmental Decree

➢	Law and Jurisdiction of Dispute Arbitration (Canada)

➢	Existing Law of Contract execution (existing national law of when contracts were signed) immunized against change of law in the future, with Grandfather clause

➢	Government issuance of (USD 55 Million) Bank Guarantee; covers any interim financial defaults – replenished quarterly

➢	Government payments are in US dollars (foreign exchange rate risk eliminated)

➢	Zero Income Taxes, VAT’s and no levies & duties of imported materials, equipment, rolling stock, etc.… for duration of contract (30 years)

➢	Assignment of contracts/change of control clauses benefiting BioCrude (to its discretion)

➢	Land Lease Concession: Emphyteutic lease for 30 hectares of land, for 30 years (term), and for an additional 30-year renewal term (no escalations / changes)

➢	Supply of Effluent Concession: Symbolic $1 US per 14,000 kL of Effluent (water) per day, for 30 years (term), and for additional 30-year renewal term (no escalations / changes)

➢	Supply of primary feedstock (waste): 2,000 tons per day not only at zero cost, but at either a “gate fee” [government pays BioCrude this tipping fee] or the Government buys back all procured marketable derived by-products from the treatment of waste process at a fee, which incorporates the offset gate fee; guaranteed minimum

➢	Government buys back all procured renewable energy (net of self-consumption of complex) via a Power Purchase Agreement for the duration of the 30-year term and renewal option thereof

➢	BioCrude is beneficiary of all Certified Emissions Reduction Credits (CERs) due to the MSW to Energy project

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

2.	ALL of the Concessions (MSW, Land, Supply of Treated Effluent and Power Purchase Agreements) are backed by Governmental Sovereign Guarantees, signed off by the office of the Ministère de l’Économie et des Finances de la République de Côte d’Ivoire, whereby, same guarantees are issued by the Governmental Authorities of the Republic of Côte d’Ivoire to respect “Any and All” of the Government’s obligations (including financial default; fees from the sale of marketable derived by-products and purchase of energy fees), as well as any monetized prejudices incurred due to Government of the Republic of Côte d’Ivoire’s fault(s) (including Termination of Agreements, whereby the Government of the Republic of Côte d’Ivoire will be subjected to penalty fees as per the stipulations in the Concessions and Power Purchase Agreements) inherent within the realms of “ALL” of the Concessions and Power Purchase Agreements, for the duration of the term (30 years) of “ALL” of the Concessions Agreements, and renewal terms thereof (an additional 30 years). In the event of financial default, or any default that has bestowed a prejudice to BioCrude Technologies, Inc., on behalf of the Governmental Authorities of the Republic of Côte d’Ivoire, the Ministère de l’Économie et des Finances de la République de Côte d’Ivoire will immediately remedy (pay) same from the Treasury of the Government of the Republic of Côte d’Ivoire, without protest or contestation. This Guarantee Mechanism is in place for the duration of the term (and renewal term(s) thereof) of ALL the “Concessions and PPP Agreements”, and until all financial obligations for same have been fulfilled, in their entirety.

3.	Site selection / identification for the MSW-Energy Complexes in Dabou and Bouaké, Republic of Côte d’Ivoire have been done and Assignment of same has been executed, by either “Assignment by Governmental Decree” [federal land: La Société de Gestion et de Développement des Infrastructures Industrielles (SOGEDI)] or emphyteutic lease [private] and annexed to the Concession(s) Agreements.

4.	BioCrude Technologies, Inc. has been granted the right, by the Governmental Authorities of the Republic of Côte d’Ivoire, to Assign (“Assignment/Change of Control” provisions) ALL of the Concessions Agreements, and the PPP Agreements, with all attached rights and interests, (as well as the right of subrogation of all rights and interests of same to any financial institution for the purposes of funding the project) to any third party, without the direct intervention of the Concessioner as per the terms, conditions and stipulations of same. The Concessionaire has assigned (or will assign) ALL of the Concessions Agreements, and the PPP Agreements to its affiliate “BioCrude Technologies, (Hong Kong) Limited”, with the Governmental Authorities of the Republic of Côte d’Ivoire’s benediction (endorsed by the Honorable Minister of the Ministère de l’Économie et des Finances de la République de Côte d’Ivoire).

5.	The Governmental Authorities of the Republic of Côte d’Ivoire has exempt BioCrude Technologies, Inc. from the impositions of any Value Added Tax (VAT), as well as any and all import / customs duties, levies and taxes implicated with the importation of all machinery, vehicles, materials, equipment and other consumer goods requisite and contributing to the project, vis a vis, construction of the infrastructure and development of the business, and any Corporate Income Tax Obligations (i.e., “ZERO CORPORATE INCOME TAX”), increasing the operating cash flow for the company (all, as defined within the context of Deed of Assignment pursuant to a Public-Private Partnership (PPP) Agreement), for the duration of the contracts (30 years), and the option of renewal thereof (additional 30 years).

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

Year from COD*	$US/kW-h	Additional Adjustment Factor ($US/kW-h)
1	$ 0.074 US	$ 0.00 US

➢	Year 1 from COD; resale rate of electricity to the CIE will be as tabulated above.

➢	Year 2 to Year 30 from COD; resale rate of electricity to the CIE will be the sum of the resale rate of the previous year plus the total of the escalation index** multiplied to that rate of the previous year.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,415,566 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.

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

BioCrude seeks to selectively invest growth capital in high-return opportunities that will enhance its ability to support emerging customers and market needs in waste transformation and resource optimization. The investment strategy seeks to leverage core competencies in materials processing to create additional value from the waste stream.

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

Results of Operations

For the nine and three months ended September 30, 2024, and 2023

Revenue

We did not generate revenue during the nine and three months ended September 30, 2024, and 2023.

Costs and Expenses

During the nine months ended September 30, 2024, there were $212,867 of operating expenses consisting of general and administrative expenses compared to $203,596 of operating expenses for the same period in 2023. The increase of the operating expenses mainly related to professional fees incurred during the current year period, combined with more stock issued for services during the current year period (most of which was issued in the first quarter of the current year).

During the three months ended September 30, 2024, there were $26,661 of operating expenses consisting of general and administrative expenses compared to $48,379 of operating expenses for the same period in 2023. The decrease of operating expenses mainly related to the Company incurring less for professional fees in the three months ended September 30, 2024 whereas in the three months ended September 30, 2023 the Company incurred additional professional fees related to lobbying bonus fees with no similar fees in the three months ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2024, the Company had $76 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the nine months ended September 30, 2024, and 2023. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the nine months period ended September 30, 2024	For the nine months period ended September 30, 2023
Net cash used in operating activities	$(178,603)	$(111,161)
Net cash used in investing activities	(1,239)	(2,240)
Net cash provided by financing activities	179,918	113,000
Net increase (decrease) in cash	76	(401)
Cash, beginning of period	—	439
Cash, end of period	$76	$38

Due to the limited nature of the Company’s operations to date, the Company does not believe that past performance is any indication of future performance. The impact on the Company’s revenues of recognized trends and uncertainties in our market will not be recognized until such time as the Company has had sufficient operations to provide a baseline.

Operating Activities

Net cash used in operating activities was $178,603 for the nine months ended September 30, 2024, as a result of net loss of $216,835, change in accounts payable and accrual liabilities of $889, unrealized foreign exchange gain of $2,025, change in prepaid expenses of $35,194 offset by depreciation of $3,419, change in accrued interest and accrued interest-related party of $2,721, and stock issued for services of $70,200.

Net cash used in operating activities was $111,161 for the nine months ended September 30, 2023, as a result of net loss of $206,417, change in accounts payable and accrual liabilities of $18,193, change in accounts payable and accrual liabilities – related party of $26,346, change in accrued interest and accrued interest-related party of $2,821, unrealized foreign exchange loss of $1,280, stock issued for services of $43,500, and depreciation of $3,116.

Investing Activities

Net cash used in investing activities was $1,239 for the nine months ended September 30, 2024, as a result of purchasing a printer.

Net cash used in investing activities was $2,240 for the nine months ended September 30, 2023, as a result of purchasing property, plant, and equipment.

Financing Activities

Net cash provided by financing activities was $179,918 for the nine months ended September 30, 2024, as a result of $129,380 received from the sale of common stock, $94,815 received from related party advances, $10,428 received from related party debt, offset by $38,754 for repayments of related party advances, and $15,945 for repayments of related party debt.

Net cash provided by financing activities was $113,000 for the nine months ended September 30, 2023, as a result of $113,000 received from the sale of common stock.

Going Concern & Liquidity

As of September 30, 2024 we have identified factors that raise substantial doubt about the ability of the Company to continue operating as a going concern. Since inception, we have financed our cash flow requirements through issuance of common stock and related party advances. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that our disclosure controls and procedures were not effective as of September 30, 2024.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, there were no changes in our system of internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2024, the Company issued 17,550 shares of the Company’s common stock with a fair value of $70,200 for services rendered and issued 32,345 shares of the Company’s common stock for cash proceeds of $129,380.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 7, 2024

Biocrude Technologies USA, Inc.
Registrant

By:	/s/ John Moukas
Chief Executive Officer