Form 10-K
period 2024-12-31
BioCrude Technologies USA, Inc.
filed 2025-03-27
CIK 1690384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The number of shares of Common Stock, $0.001 par value, outstanding as of December 31, 2024, was 50,854,726 shares.

The number of shares of Common Stock, $0.001 par value, outstanding as of March 27, 2025, was 50,854,726 shares.

BIOCRUDE TECHNOLOGIES USA, INC.

FOR THE FISCAL YEAR ENDED

 DECEMBER 31, 2024

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

Regulations and Legislation

Scientific evidence, public awareness and increased levels of participation in environmental campaigning have led to governments’ worldwide implementation of regulations and legislation. Examples include:

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

Waste to Energy Market Size and Trend

Renewable Energy: According to the most recent data available from the International Energy Agency, global waste to energy power production from municipal and industrial wastes increased from 283 terawatt hours to 383 terawatt hours, a 35% increase over that period. In-depth analysis of the global market, forecasts the market will increase from approximately $27 billion in 2018 to $450 billion by 2030.

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

Source : http://www.waste-management-world.com

Defining Waste Management for Municipal Applications

The provision of municipal solid waste services is a costly and troubling problem for local authorities everywhere. In many cities, service coverage is low, resources are insufficient, and uncontrolled dumping is widespread, resulting in environmental and health related problems, which are recognized worldwide, and cannot be neglected! Moreover, substantial inefficiencies are typically observed. Typically, worldwide, governmental waste management ordinance, surprisingly enough, encompasses inefficient waste collection, landfilling until over exhaustion, and incineration.

Out of concern for the quality of life of their residents, local municipalities bear primary responsibility for waste management. Municipalities will work with other municipal levels to identify the best collection, transportation, treatment, and disposal methods for their respective jurisdictions. This includes identifying suitable sites for municipal or regional waste management facilities, and managing and operating collection, transportation, and treatment systems. To increase the environmental and economic efficiency of waste management, local municipalities will be responsible for planning waste management infrastructure and systems at the urban community and regional county municipality levels.

Biocrude, with its upgraded technologically advanced systems, can improve the quality of the environment, ergo, life.

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

If one was to do a Macro-economic and Cost-Benefit analysis and of the same, incorporating all the aforesaid, especially all of the negative environmental impacts, one would find that a properly engineered solution today outweighs the so-called norm of landfilling by a minimum of 300 to 1 (I did not even incorporate the negative effects to health implications).

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

BioCrude, having set as its objective the “PROFITABILITY” of the activities inherent within the realms of this sector, whilst building business relationships and addressing social implications within the collectivity’s / communities that BioCrude is called upon to serve, beyond the environmental and social implications, and beyond the business imperatives, has set as one of its priorities, the optimization of waste management and, treatment thereof, all in conformity to the boundaries of economies, efficiency and adherence to environmental wellbeing initiatives. BioCrude has been involved in the R&D of Environmental Technologies, both process and product based, whereby it has enhanced and optimized conventional technology, thus giving credence to environmental, economic, social, and technological well-beings, too numerous to mention (all can be referenced, in its entirety, within BioCrude’s Integrated MSW-Energy Proposal. Shortlists of the aforesaid well-beings are summarized herein below:

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

Understanding the non-homogenous nature and characteristics of waste, we can define distinct processes to handle the varied categories of waste, once segregated with an efficient separation process. BioCrude stands out from the competition in its knowhow, composting and fungal technologies, in order to maximize the outputs of procurement, as well as minimize actual energy inputs with respect to the ongoing concern of MSW-Energy procurement process complex.

Municipal Solid Waste

All solid waste is generated in areas (except industrial and agricultural waste), typically from residences, commercial or retail establishments. Sometimes it includes construction and demolition debris and other special waste that may enter the municipal waste stream. The EPA (1998c) defined municipal solid waste as “a subset of solid waste and as durable goods (e.g., appliances, tires, and batteries), non-durable goods (e.g., newspapers, books, and magazines), containers and packaging, food wastes, yard trimmings, and miscellaneous organic wastes from residential, commercial and industrial non-process sources.

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

With BioCrude’s Integrated MSW to Energy proposal/initiative, BioCrude attempts to service each category of the MSW to optimally utilize all renewable resources from the same to procure renewable energy and marketable by-products (fertilizer, ash, etc.).

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

The polymer-based (hydro-carbon chain), cellulose and textiles portion of the MSW will be treated via an RDF process (a derivative of gasification, but with the incorporation of a Materials Recovery Facility (MRF) [Separation process], where we have the luxury of operating at lower temperatures (350 – 4000C) because of the separation of the MSW, i.e. lower temperatures reflects less operational self-consumption, hence more outputs (energy) for resale), whereby the thermal combustion will generate renewable energy and the by-product of ash can be marketed to the construction industry for the following purposes:

●	Concrete production, as a substitute material for Portland cement and sand

●	Embankments and other structural fills (usually for road construction)

●	Grout and Flowable fill production

●	Waste stabilization and solidification

●	Cement clinkers production - (as a substitute material for clay)

●	Mine reclamation

●	Stabilization of soft soils

●	Road subbase construction

●	As aggregate substitute material (e.g., for brick production)

●	Mineral filler in asphaltic concrete

●	Agricultural uses: soil amendment, fertilizer, cattle feeders, soil stabilization in stock feed yards, and agricultural stakes

●	Loose application on rivers to melt ice

●	Loose application on roads and parking lots for ice control

●	Other applications include cosmetics, toothpaste, kitchen counter tops, floor and ceiling tiles, bowling balls, flotation devices, stucco, utensils, tool handles, picture frames, auto bodies and boat hulls, cellular concrete, geopolymers, roofing tiles, roofing granules, decking, fireplace mantles, cinder block, PVC pipe, Structural Insulated Panels, house siding and trim, running tracks, blasting grit, recycled plastic lumber, utility poles and cross arms, railway sleepers, highway sound barriers, marine pilings, doors, window frames, scaffolding, sign posts, crypts, columns, railroad ties, vinyl flooring, paving stones, shower stalls, garage doors, park benches

The fly ash can also be marketed to the agricultural industry for the following purposes:

●	It improves the permeability status of soil

●	Improves fertility status of soil (soil health) / crop yield

●	Improves soil texture

●	Reduces bulk density of soil

●	Optimizes pH value

●	Improves soil aeration and reduces crust formation

●	Provides micronutrients like Fe, Zn, Cu, Mo, B, Mn, etc.

●	Provides macro nutrients like K, P, Ca, Mg, S etc.

●	Works as a part substitute of gypsum for reclamation of saline alkali soil and lime for reclamation of acidic soils

●	Surface cover of bio reclaimed vegetated ash pond get stabilized and can be used as recreational park

●	Ash ponds provide suitable conditions and essential nutrients for plant growth, help improve the economic condition of local inhabitants

●	Works as a liming agent

●	Helps in early maturity of crops & improves the nutritional quality of food crop

●	Reduces pest incidence

●	Conserves plant nutrients / water

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

The material components (modules) of an Integrated Municipal Solid Waste to Energy Complex are detailed as follows:

1.	Entrance to complex: Kiosk and weighbridge (reception/departure and weighing of garbage trucks (pre-and-post deposit of MSW at the MSW Storage facility).

2.	MSW Storage facility: Closed and properly ventilated warehouse facility for receiving and storing just in time (JIT) 3 days’ inventory of MSW. MSW is moved from the storage facility and moved via machinery and conveyor belts to the Materials Recovery facility.

3.	Materials Recovery facility (MRF): a properly ventilated facility that houses different types of machinery/equipment (either procured from suppliers or built in-situ according to plan specifications) requisite for different facets of the separation process of the MSW into the distinct categories of the waste (organics, hydro-carbon polymer based, cellulose, inerts, miscellaneous (batteries, cadavers, etc.…)) and prepare same as the distinct feedstock for the different waste treatment processes (Composting, Biomethanation and Refuse Derived Fuel (RDF)), as well as separate the recyclables for resale and the inerts (elements of construction and demolition debris that are not recyclable) for landfilling or to be crushed and given/sold (negligible in nature in comparison to the revenue model established by the tipping fees, and resale of electricity and compost) to the secondary markets for the manufacturing of building materials.

4.	Composting facility: A portion of the land concession will host a type of composting system, depending on BioCrude’s evaluation of the waste analysis. Fertilizer will be produced, dried, and stored in a warehousing facility for by-products.

5.	Biomethanation facility: Modular digesters (to handle the organic fraction of the MSW) are constructed in series and, synchronized in operation, in order to receive organic waste and process same to extract and capture the methane gas which will be piped to the power plant (will be combusted for the procurement of renewable energy), and yield a cured fertilizer, which will be dried and stored in the warehousing facility for by-products.

6.	RDF facility: A “Refuse Derived Fuel” system (gasification derivative) will be procured and installed. The RDF facility will receive the nonorganic and noninert (hydro-carbon polymer and cellulose based waste) products, that will be used to make RDF pellets (compressed and dried bricks [fuel pellets]) that will be used as the primary feedstock for combustion within the same, to generate renewable energy within the power plant.

7.	RDF – Biogas power plant: will be procured and installed within a certain section of the Complex with a dedicated Distributed Control System (DCS) for the MSW-Energy (RDF & Biogas based) power plant & fuel processing plant (controls & instrumentation for the boiler and turbine, instrumentation for the balance of the power plant and control room).

8.	Internal roads: will be constructed within the complex for vehicle/truck transport/passage within the complex.

9.	Green Belt: will be developed for aesthetic purposes and municipal environmental conformities.

Business Model

The Company’s business model is designed to create a profitable revenue stream through the direct acquisition of Concession Agreements from different Governments for the implementation of BioCrude’s integrated MSW-Energy Complexes. Our products, processes and services marketed to the relevant target audience, enable us to generate multiple revenue streams and consistent profitability derived from the high gross profit inherent within the realms of our proprietary products, services and applications.

By acquiring the necessary Concession (MSW, Land and Supply of Treated Effluent) and Power Purchase Agreements (PPA), from the respective governmental authorities of a certain country, with Sovereign Guarantees (with right of subrogation), the Company will develop its Integrated Municipal Solid Waste to Energy Complex, under “BOOT” (Build, Own, Operate & Transfer) basis.

The following contractual understandings are the key prerequisite elements for establishing a mutual meeting of the minds, by and between BioCrude Technologies USA, Inc., and the governmental authorities of a municipality/country, for the successful realization of BioCrude’s MSW-Energy Complexes:

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

Target Market

The global Waste to Energy segment of the waste management industry is the target market BioCrude addresses. Management is confident it will succeed in having its integrated systems and processes widely implemented across Africa, Asia, the Balkans, the GULF and North America with a view to expanding to other international markets (Latin America). The Company’s first step in penetrating its target market will be with the finalization of the Concession Agreements with the country of the Republic of Cote d’Ivoire.

Nota Bene: As of December 31, 2023, The Company has received approvals from the Ministry of Environment and Sustainable Development, Ministry of Mines, Petrol and Energy, Côte d’Ivoire Énergies (CIE: National Power Corporation), Governorates (District des Lagunes and District de la Vallée du Bandama), Comité National de Pilotage des Partenariats Public-Privé (CNP-PPP), Centre de Promotion des Investissement en Cote d’Ivoire (CEPICI), Société de Gestion et de Developpement des Infrastructures (SOGEDI) and the municipalities of Dabou and Bouaké, for its proposals for waste management for the municipalities of Dabou, District des Lagunes, and Bouaké, District de la Vallée du Bandama (the treatment of Municipal solid Waste (MSW) and its transformation into Renewable Energy and other Marketable byproducts, leading to a ZERO landfill policy) for the municipalities of Dabou, District des Lagunes, and Bouaké, District de la Vallée du Bandama. Hereunder are also critical and substantive events that transpired subsequent to December 31, 2023, and prior to the date of this 10k 2023 file submission.

 Strategies of the Company

BioCrude’s strategy is designed to create a “PROFITABLE” revenue stream through the direct acquisition of Concession Agreements from different Governments, for the implementation of BioCrude’s integrated MSW-Energy Complexes, or through the establishment of unique and strategic alliances via licensing arrangements and/or joint ventures within the industry milieu.

BioCrude has developed what we believe is a highly effective marketing strategy, built on a proactive direct marketing campaign with Government, large corporate facility management that targets the sector for waste product treatment and reformation. The Company believes that this will result in the development of a marketing and distribution network with extensive coverage of the Company’s target market at a minimal expense, allowing the Company to reach profitability. We believe that our marketing strategy will permit us to generate an extensive customer/end user base; however, there can be no assurance that our estimate regarding acceptance of our products and services will be correct.

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

The Company is focused on four main areas to improve the performance of base operations and hence increase cash flow generation. They are Pricing initiatives, Cost controls and operating efficiencies, Integrated Waste to Energy development initiatives with long-term Concession Agreements and Asset Management

BioCrude has developed several lobbying (Sales/Solicitation) programs and the standardization of same. We believe that the pricing logic used in our fee structures, with implied “Put or Pay” and “Take or Pay” provisions for the supply of feedstock and resale of outputs (renewable energy), respectively, is not only reasonable, but competitive. We expect to continue to add valued improvements to our structured fee-based pricing of products and services. The goal of our pricing program is to generate price increases more than CPI, whilst being competitive in nature. BioCrude will derive revenues from a combination of commodity sales (Marketable by-products – fertilizer and energy resale), carbon credits (CER’s under the auspices of a “Clean Development Mechanism” (CDM project)) and tipping (gate) and material processing fees. Fluctuations in commodity pricing are managed by several risk mitigation strategies including financial hedging instruments (transfer of foreign exchange risk), floor prices, forward sales contracts, and index purchases. The goal is to optimize and stabilize the revenue stream, while still being competitive, net of cost of operations, and generate consistent positive cash flows.

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

Integrated Waste to Energy development initiatives with long term Concession Agreements

BioCrude excels is the reformation of MSW using its intrinsic intellectual property as well as its expertise in Integrated Waste to Energy Processing Complexes. BioCrude has and will continue to invest time, effort and valuable resources in the pursuit of Governmental Concession (MSW, Land, Supply of Treated Effluent and Power Purchase Agreements (PPA)) Agreements, for the duration of twenty-five to thirty years, for the implementation of same. The essence of the Concession Agreements not only guarantees the MSW and implied tipping fees, related thereto (with annual indexing), but the resale of the marketable by-products (energy to grid via PPA) for the duration of the term, with Sovereign Guarantees. Investments in Waste to Energy facilities position the Company well for the evolution of the industry from waste management to resource management.

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

A vote of confidence has been bestowed to BioCrude, by the governmental authorities of the Republic of Côte d’Ivoire, on its proposed integrated waste management solution for the two regions of Dabou, District des Lagunes, and Bouaké, District Autonome de la Vallée du Bandama, through the Government’s initiative of advancing negotiations for the realization of engagements, via the necessary Concession Agreements (delivery of MSW, Land and Supply of Treated Effluent) for 30 years, with a renewal option of 30 years), all backed with Sovereign Guarantees, for the implementation (design, build, finance and operate) of two (2) 2,000 TPD Municipal Solid Waste to Energy Complexes; one (1) for the city of Dabou and one (1) for the city of Bouake. Hereunder are key milestones achieved:

●	On May 25, 2023, The Ministry of Environment and Sustainable Development sent an internal memorandum to the Ministry of Mines, Petrol and Energy, informing them that they approved the project and are waiting for their feedback with regards to the proposal(s).

●	On September 6, 2023, the CEPICI not only approved BioCrude’s proposals, but confirmed eligibility of investment initiatives with government sanctioned financial metric exemptions (fiscal taxation, customs/duties exonerations, etc…) and contractual concessions (land, treated sewage effluent, MSW guarantee and delivery and resale of procured renewable energy (via a Power Purchase Agreement (PPA) and other marketable byproducts), and as such, notified the other divisions of government of the Republic of Cote d’Ivoire to proceed with engagement (dialogue, work sessions and negotiations) with BioCrude, for the potential successful realization of the two submitted proposals.

●	On September 6, 2023, the Ministry of Mines, Petrol and Energy and Côte d’Ivoire Énergies (CIE) invited BioCrude for work sessions on the submitted proposals. Work sessions continued for several months.

●	On October 3, 2023, BioCrude submitted to SOGEDI, a request for the land concessions (under emphyteutic terms), for both locations of the proposed submissions, to which we received, proposed parcels of land, with the appropriate zoning and site characteristics requested, for both regions.

●	Subsequent to December 31, 2023, on February 5, 2024, BioCrude signed, with the Ministry of Mines, Petrol and Energy, a Memorandum of Understanding (MOU) defining the scope of our collaboration for the development of the two Municipal Solid Waste to Energy complexes for the municipalities of Dabou and Bouaké. One (1) of the conditions was that BioCrude had to engage an engineering firm (from a list of approved suppliers by the Ministry of Mines, Petrol and Energy) to have feasibility studies done for each project (proposal for Dabou, District des Lagunes and proposal for Bouaké, District de la Vallée du Bandama). Upon a favorable analysis and evaluation of the feasibility studies, , two (2) Power Purchase Agreements (PPAs) will be signed with the “Compagnie Ivoirienne d’Électricité (CIE) du Côte d’Ivoire”, with the Ministry of Mines, Petrol and Energy and the Ministry of Budget and Finance as intervening ministries, whereby same will buy back all procured renewable energy (net of self-consumption of the complexes) from the MSW to Energy complexes for the terms of the Concessions (and renewal options).

●	Subsequent to December 31, 2023, on March 5, 2024, the Governor-Minister of the District des lagunes signed the Concessions contractual Agreements, as well as the Deed of Assignment pursuant to a Public-Private Partnership.

●	Subsequent to December 31, 2023, on March 18, 2024, BioCrude commissioned the feasibility study works for both projects (Dabou and Bouake) to “Le Groupement CI-ENERGIES (ministry approved engineering firm).

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

1.	Deed of Assignment Agreements (“Protocol of Engagement”) by and between the Government of the Republic of Côte d’Ivoire and BioCrude Technologies USA, Inc.

2.	Concessions Agreements for the Municipal Solid Waste, Land Lease Agreement and Agreement for the supply of treated Municipal Water.

3.	Power Purchase Agreements (PPAs) with the “Côte d’Ivoire Énergies (CIE: National Power Corporation)” [Power Corporation of the Republic of Côte d’Ivoire].

4.	Opening of a new Ivorian Corporation (in the country in question) totally owned by BioCrude Technologies USA, Inc., opening of bank account and execution of all party obligations contained in the Deed of Assignments.

5.	Site selection/ site attribution (site Identification with legal designation (Cadastral, Lot, etc. ...) and assignment to BioCrude via emphyteusis) for the MSW-Energy Complexes (in Dabou and Bouaké), preparation of legal documents (emphyteutic leases) to annex same to the Land Lease Agreements and Assignment of selected parcel of land to BioCrude, as per the stipulations of the Land Concessions agreements.

6.	Granting of a Bank Guarantee to BioCrude from the Ministry of Budget and Finance of the Republic of Côte d’Ivoire, as per the stipulations of the Concessions and Power Purchase Agreements.

(Timeline: approximately 2 months)

B. Organizational Matrix: Construction, Management, Operations and Maintenance of Project

1.	Flowchart of management staff

2.	Organization of Waste Management (Collection, Transportation, Sorting and Treatment)

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

6.	Construction: 10 to 14 months following the execution of E.5. above, incorporating a startup synchronization period of approximately 1 to 2 months

7.	Operation and Maintenance Complex: NA for Development timeline

F. Project Management and Control: Project Implementation Plan (PIP)

1.	A preliminary feasibility study and a detailed report of the complex: Completed

2.	Strategic planning and economic analysis: Completed

3.	The selection of the field: Completed

4.	Preliminary engineering: Completed

●	Economic analysis and project risks

●	The estimate of the total capital investment as well as operating and maintenance costs

●	The preliminary assessment of environmental impact and permitting requirements

●	Technology research, analysis, and conceptualization

5.	Reliability analysis: Completed

6.	The technology selection, project configuration and sizing: Concurrently with task E.3. and its timeline: Completed

7.	The studies and engineering plans for the environmental permitting: Concurrently with task E.3. and its timeline: June 2024

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

9.	The negative environmental impacts and mitigation, thereof

10.	Analysis of the existing site and the impact of adverse effects thereon, for the development of the MSW-Energy complex to minimize the impact thereof

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

Planning and Timetable for the Project

The Summary forecast for the following tasks of the project planning encompasses a timeline of 6 to 8 months:

●	Analysis of the composition and characteristics of municipal solid waste,

●	Study and preparation of plans for preliminary engineering,

●	Study and preparation of detailed plans of Engineering.

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

Nota Bene: The parties (the Governmental Authorities of the Grande Comore and BioCrude), following discussions agreed to enforce amendments discussed and reflect same within the agreements and agreed to sign these new agreements, as amended, on December 9, 2016, replacing all the agreements signed on the 11th of January 2016. The principal points of amendment were to incorporate the identified land concession, which was assigned to BioCrude, by governmental decree, on November 12, 2016, and to reflect the new governmental administration that was elected to office as the representatives for the Governmental divisions of the Grande Comore that engaged with BioCrude.

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

The following contractual attributes are intrinsic to the aforesaid contractual (Concessions) agreements:

●	Contracts are backed by Government Sovereign Guarantees

●	Law and Jurisdiction of Dispute Arbitration (Canada)

●	Law of Contract execution immunized against change of law with Grandfather clause

●	Government issuance of a Bank Guarantee (or Treasury Bond); covers any interim financial defaults – replenished quarterly

●	Government payments are in US dollars (foreign exchange rate risk eliminated)

●	Zero Income Taxes, VAT’s and no levies & duties of imported materials, equipment, rolling stock, etc.… for duration of contract (30 years)

●	Assignment of contracts/change of control clauses benefiting BioCrude (to its discretion)

●	Land Lease Concession: 25 hectares, for 30 years (term), and for an additional 30-year renewal term (no escalations / changes)

●	Supply of Effluent Concession: Symbolic $1 US per 20,000 kL of Effluent (water) per day, for 30 years (term), and for additional 30-year renewal term (no escalations / changes)

●	Supply of primary feedstock (waste): 2,000 tons per day at zero cost, but will buy back all marketable byproducts (for monetary compensation, a base minimum of 2,000 units per day is used, at a negotiated rate, with annual escalations [Renewable energy is excluded and treated separately from this engagement in a Power Purchase Agreement (PPA)])

●	The government buys back all procured renewable energy (net of self-consumption of complex) via a Power Purchase Agreement (PPA) at a negotiated rate with annual escalations for the duration of the 30-year term and renewal option thereof

●	BioCrude is the official beneficiary of all Certified Emissions Reduction Credits (CERs) due to the MSW to Energy project

●	BioCrude’s management and its Joint-Venture Partner, China Machinery Industry Construction Group Inc. (SINOCONST), have BONIFIDE credentials to execute the Engineering, Procurement, and Construction (“EPC”) of the MSW to Energy project, as well as the management of the operations to same

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

During the past 60 years since its establishment, SINOCONST has successively undertaken hundreds of large and medium key projects involving different sectors, such as machinery, automobiles, building materials, metallurgy, electric power, chemical, petroleum, electronics, light industry, broadcasting & TV, environmental protection, municipal, public, and civil buildings etc., with projects performed throughout the country. SINOCONST has made great contribution to China’s industrial development and modernization.

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

Employees

As of December 31, 2024, we have one officer (Mr. John Moukas) who is also a director of the company, and two non-employee directors, (Mr. Boris Baran and Mr. Edmond-Dario Monzon). We have no agreements with any of our management for any services, but we do use independent professional contractors to execute work on a need-to-need basis.

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

Contractors / Subcontractors

At present, BioCrude utilizes the services of independent contractors / subcontractors on an as needed basis, as opposed to sustaining certain human resources with its limited resources as full-time employees. Independent contractors / subcontractors have been used for consulting purposes in the milieus of legal, financial, technical, copywriting and translations as well as for lobbying services. BioCrude is not currently utilizing any subcontractors, nor have any been used on a regular basis in the past.

It is worthwhile noting that in certain circumstances, some independent contractors / subcontractors are remunerated with stock compensation, if an understanding with the independent contractors / subcontractors is established for same.

Lobbyists, as part of the Company’s governance, are only engaged under the principle of remuneration on a success fee basis (lobbying activities for obtaining concession agreements with governments), with certain exceptions of financial compensation, whereby BioCrude (under careful consideration of circumstances and utility) will cover some of the travel expenses of same.

Description of Property

We currently utilize office space at 1255 Philips Square, Suite 605, Montreal, Quebec, CA H3B 3G5 as our principal offices at no cost to us. We believe these facilities are in good condition, but we may need to expand our office space as our business activities increase.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are able to be reviewed through the SEC’s Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC’s website (http://www.sec.gov).

We intend to furnish our stockholders’ annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three quarters of each fiscal year. You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements, or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s public reference room at the following location:

Public Reference Room

100 F. Street N.W.

 Washington, D.C. 2054900405

Telephone: (800) SEC-0330

ITEM 1A. RISK FACTORS

We are at a very early operational stage and our success is subject to the substantial risks inherent in the establishment of a new business venture.

The implementation of our business strategy is in a very early stage, and we currently have no revenue. Our business and operations are considered to be in a very early stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, the intended business and operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect on our financial condition, business prospects and operations and the value of an investment in the Company.

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

The Company’s ability to become a profitable operating company is dependent upon its ability to generate revenues and/or obtain financing, adequate to fulfill our requirements to complete evaluations of Concession acquisitions and development of same opportunities and to achieve a level of revenues adequate to support our cost structure has raised substantial doubts about our ability to continue as a going concern. We plan to attempt to raise additional equity capital by selling shares in this offering and, if necessary, through one or more private placement or public offerings. However, the doubts raised relating to our ability to continue as a going concern may make our shares unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

Failure to effectively manage our growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

Our growth has placed, and is expected to continue to hold, a strain on our managerial, operational, and financial resources. Further, if our business grows, we will be required to manage multiple relationships. Any further growth by us or an increase in the number of our strategic relationships will increase this strain on our managerial, operational, and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to implement our business plan and could have a material adverse effect upon our financial condition, business prospects, operations, and the value of an investment in the Company.

Competition in the Waste Management industry/milieu is highly competitive and there is no assurance that we will be successful in acquiring viable Concession engagements from regulating governmental authorities.

The Waste Management industry/milieu is intensely competitive. We compete with numerous companies, including many major companies which have substantially greater technical, financial, and operational resources and staff. Accordingly, there is a high degree of competition for access to funds. We cannot predict if the necessary funds can be raised or if any projected work will be completed.

Risk relating to intellectual property and know-how protection.

Though certain intellectual property and know-how of the Company is not or cannot be totally protected via legal mechanisms or against the implied intent and/or capabilities of potential perpetrators, vulnerability to copying and/or theft exists. Board members have a distinct responsibility to analyze and mitigate risk on behalf of the Company and/or shareholders, and as such, appreciate the materiality of the risk and will attempt to get a handle on measuring its components and try to implement viable countering measures to same. Also, the Board will adopt, as part of its corporate governance, policy that insists that vigilance be institutionalized by monitoring the worldwide marketplace, auditing all security and confidentiality protections in the organization, making security expectations clear to all employees, over and above developing and having in place rapid response procedures to mitigate risk when theft or abuse of intellectual property occurs.

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

Government regulation could be an intervening issue whilst trying to get the Concession and Power Purchase Agreements with implications related thereto, which may impact/inhibit the Company’s success in realizing its milestones in the execution of its proposed MSW to Energy Complex for a particular country (client). Part and parcel of the Company’s MSW to Energy proposal, submitted to governments is a prefeasibility study of same, which is given to the different divisions of governments, dictating what is required from same with regards to regulation, permits and clearances. The stipulations and provisions for regulations, permits and clearances are absolute (once finalized by BioCrude and the Governmental authorities (with the intervention of technical divisions of same)) within the Concession agreements and signed off on (as well as time delays for granting same from the time BioCrude submits formal plans) by the appropriate divisions of government regulating same ad hoc, i.e. Ministry of Environment (Pollution, water, etc.), Ministry of Energy (Power Corporation; electricity act [auto producer of electricity and transmission), Municipality (MSW Concession, land concession, water concession), Ministry of Finance (Sovereign Guarantees), etc. Once the Concessions are acquired (signed), government regulation risk is dramatically reduced or eliminated.

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

Holders of Common Stock

As of December 31, 2023, we had 307 stockholders of record for the 50,800,761 shares outstanding. As of March 27, 2025, we have 328 stockholders of record for the 50,854,726 shares outstanding.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2024, the Company issued 17,950 shares of the Company’s common stock, with a fair value of $71,800, for services rendered and issued 36,015 shares of the Company’s common stock for cash proceeds of $144,060.

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

OVERVIEW AND OUTLOOK

With the conclusion of signing of the Concession Agreements with the country of the Republic of Côte d'Ivoire (we anticipate that this will be done within the next few months; waiting for clearance from the Ministry of Mines, Petrol and Energy of our deposited feasibility study, as well as the Ministry of Economy and Finance) and the anticipate raise of funds through a (IPO, Reg A, etc…) the Company, during the next twelve months should be able to aggressively implement the building of its corporate infrastructure by adding a few key senior managers to oversee the control of the management of the Complexes and the general management of the Company. In addition, technical staff experienced in the management of the Engineering, Procurement, and Construction (“EPC”) activities, a key component in controlling the successful creation of a Complex will also be hired. The anticipated cost for accomplishing this is approximately $8 million, which includes the provisions for infrastructure development of the Company (construction, fixed assets and equipment procurement), human resource staffing and working capital.

The crucial factor to financial success is the rapid successful signing of additional concession agreements. Each such agreement requires an immediate investment in the capital stock of the legal entity created for the purpose of building and subsequently operating the Integrated Municipal Solid Waste to Energy Complex. Additional investments in the capital stock of each Complex totaling ten percent (10%) of the capital expenditure for a given Complex must be made in conjunction with the securing of long-term debt provided by financial institutions (made possible by the sovereign guarantees included in the Concession Agreements). The legal entities created for the Complexes in a given country take a wholly owned subsidiary of a joint venture owned fifty per cent (50%) each by the Company and the local government providing the sovereign guarantee. The Company anticipates the creation of a total of eight (8) subsidiaries and two (2) joint ventures requiring a total of approximately $46 million (note: each joint venture entity requires the upfront payment of a licensing fee on the part of the Company’s joint venture partner, partially offsetting the Company’s investment in the Complex and providing a portion of the funds required to operate the Company and make further investments in additional Complexes).

RESULTS OF OPERATIONS

Revenue

We did not generate revenue during the years ended December 31, 2024, and 2023.

Costs and Expenses

During the year ended December 31, 2024, there was $277,134 of operating expenses consisting of general and administrative expenses. Operating expenses for the prior year ended December 31, 2023, was $240,437, consisting of general and administrative. The increase was mainly due to professional fees charged for lobbying activities.

Liquidity and Capital Resources

As of December 31, 2024, the Company has $4 and did not have any other cash equivalents. The following table provides detailed information about our net cash flows for the years ended December 31, 2024, and 2023. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Net cash used in operating activities	$(203,728)	$(164,149)
Net cash used in investing activities	(2,550)	(2,240)
Net cash provided by financing activities	206,282	165,950
Effect of exchange rate changes on cash	—	—
Net decrease in cash	4	(439)
Cash, beginning of year	—	439
Cash, end of year	$4	$—

GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,479,487 since its inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.

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

Operating Activities

Net cash used in operating activities was $203,728 for the year ended December 31, 2024, due to the net loss of $280,756, an increase of $5,200 in prepaid expenses, offset by noncash adjustments of $68,893 and increases in operating liabilities of $13,335. Net cash used in operating activities was $164,149 for the year ended December 31, 2023, due to the net loss of $244,191, offset by net noncash adjustments of $49,953 and increases in operating liabilities of $30,089.

Investing Activities

Net cash used in investing activities was $2,550 and $2,240 for the years ended December 31, 2024, and December 31, 2023, respectively, for the purchase of property, plant and equipment.

Financing Activities

Net cash provided by financing activities was $206,282 for the year ended December 31, 2024, due to the proceeds received from private placement of $144,060, advances from related parties of $123,973, offset by $61,745 for repayments to related parties. Net cash provided by financing activities was $165,950 for the year ended December 31, 2023, due mostly to the proceeds received from private placement of $113,000, advances from related parties of $107,113, proceeds from debt arrangements of $3,000, offset by $57,169 for repayments to related parties.

Since inception, we have financed our cash flow requirements through the issuance of common stock and related party advances. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain, which must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth.

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

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” above. Some of our accounting policies require us to make difficult and subjective judgments, often because of the need to make estimates of matters that are inherently uncertain.

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

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements Not Yet Effective”.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS AND EXHIBITS.

BioCrude Technologies USA, Inc.

Report on the Independent Registered Public Accounting Firm

Board of Directors and Shareholders

BioCrude Technologies USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BioCrude Technologies USA, Inc. as of December 31, 2024, and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of BioCrude Technologies USA, Inc. as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has not generated revenues to date, has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to BioCrude Technologies USA, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. BioCrude Technologies USA, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involve our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Mac Accounting Group & CPAs, LLP

We have served as BioCrude Technologies USA, Inc.’s auditor since 2023.

Midvale, Utah

March 27, 2025

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash	$4	$—
Prepaid expenses	5,200	—
TOTAL CURRENT ASSETS	5,204	—

Property, plant and equipment, net	13,890	15,933
TOTAL ASSETS	$19,094	$15,933

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Bank overdraft	$—	$6
Accounts payable and accrued liabilities	58,199	48,486
Accounts payable and accrued liabilities - related parties	113,426	43,983
Related party debt	19,867	27,550
Debt	130,637	133,969
TOTAL CURRENT LIABILITIES	322,129	253,994
TOTAL LIABILITIES	322,129	253,994

Commitments and contingencies	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 50,854,726 and 50,800,761 shares outstanding at December 31, 2024 and 2023, respectively	50,855	50,801
Additional paid in capital	9,100,972	8,885,166
Accumulated other comprehensive income	28,627	28,682
Accumulated deficit	(9,479,487)	(9,198,731)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTABLE TO EQUITY SHAREHOLDERS’ OF THE COMPANY	(299,033)	(234,082)
NON-CONTROLLING INTEREST	(4,002)	(3,979)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,094	$15,933

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(EXPRESSED IN US DOLLARS)

	Years Ended December 31,
	2024	2023
OPERATING EXPENSES
General and administrative expenses	$277,134	$240,437
LOSS FROM OPERATIONS	(277,134)	(240,437)
Interest expense	(3,622)	(3,754)
NET LOSS	(280,756)	(244,191)
OTHER COMPREHENSIVE LOSS
Translation to reporting currency	78	15
TOTAL COMPREHENSIVE LOSS	$(280,834)	$(244,176)

NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(280,756)	$(243,595)
Non-controlling interest	—	(596)
NET LOSS	$(280,756)	$(244,191)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(280,811)	$(243,585)
Non-controlling interest	(23)	(591)
TOTAL COMPREHENSIVE LOSS	$(280,834)	$(244,176)

Net loss per share - basic and diluted	$(0.01)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	50,860,304	50,784,837

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

	Number of shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total equity attrib. to equity shareholders	Non- controlling interest	Total
Balance at December 31, 2022	50,761,636	$50,762	$8,728,705	$28,672	$(8,955,136)	$(146,997)	$(3,388)	$(150,385)
Stock issued for services	10,875	11	43,489	—	—	43,500	—	43,500
Stock issued for cash	28,250	28	112,972	—	—	113,000	—	113,000
Foreign currency translation gain	—	—	—	10	—	10	5	15
Net loss attributable to equity shareholders	—	—	—	—	(243,595)	(243,595)	(596)	(244,191)
Balance at December 31, 2023	50,800,761	50,801	8,885,166	28,682	(9,198,731)	(234,082)	(3,979)	(238,061)
Stock issued for services	17,950	18	71,782	—	—	71,800	—	71,800
Stock issued for cash	36,015	36	144,024	—	—	144,060	—	144,060
Foreign currency translation gain	—	—	—	(55)	—	(55)	(23)	(78)
Net loss attributable to equity shareholders	—	—	—	—	(280,756)	(280,756)	—	(280,756)
Balance at December 31, 2024	50,854,726	$50,855	$9,100,972	$28,627	$(9,479,487)	$(299,033)	$(4,002)	$(303,035)

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(280,756)	$(244,191)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,593	4,202
Stock issued for services	71,800	43,500
Unrealized (gain) loss on foreign exchange rates	(7,500)	2,251
Changes in operating assets and liabilities
Prepaid expenses	(5,200)	—
Accounts payable and accruals	9,713	26,335
Accrued interest and interest expenses	3,050	3,113
Accrued interest - related party	572	641
Net cash used in operating activities	(203,728)	(164,149)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,550)	(2,240)
Net cash used in financing activities	(2,550)	(2,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Overdraft advances	(6)	6
Proceeds from private placement	144,060	113,000
Proceeds from debt arrangements	—	3,000
Advances from related parties	123,973	107,113
Repayments to related parties	(61,745)	(57,169)
Net cash provided by financing activities	206,282	165,950

CHANGE IN CASH DURING THE YEAR	4	(439)

CASH BEGINNING	—	439

CASH ENDING	$4	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND GOING CONCERN

Nature of Operations

Biocrude Technologies USA, Inc. (the “Company”) was formed on August 4, 2015, under the laws of the State of Nevada, originally under the name of BioCrude Technologies, Inc. until it changed its name on November 8, 2016. The Company’s principal business objective is to provide resource management expertise and services, catering to commercial, municipal, and industrial customers, primarily in the areas of solid waste management and recycling services.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,479,487 since its inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, payables to related parties, and accounts payable and accrued expenses are carried out at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of input that be used to measure fair value:

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

Foreign exchange gains and losses on the settlement of foreign currency transactions are included in general and administration expenses (2024 – gain of $7,422, 2023 – loss of $2,236. Except for translations of intercompany balances, all translations of monetary balances to the functional currency at the year-end exchange rate are included in foreign exchange expenses. The translations of intercompany balances to the functional currency at the year-end exchange rate are included in accumulated other comprehensive income or loss (2024 – gain of $78, 2023 – gain of $15.

The Company has not, to the date of these consolidated financial statements, entered into derivative investment instruments to offset the impact of foreign currency fluctuations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and highly liquid instruments with an original maturity of three months or less. As of December 31, 2024, and 2023, the Company did not have cash equivalents.

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost and depreciated to its estimated residual values using the straight-line method over its estimated useful lives of 8 years. Property, plant, and equipment consisted of the following:

	Server & Equipment	Web Design	Total
COST
Balance, December 31, 2022	$27,498	$5,086	$32,584
Additions	—	2,240	2,240
Balance, December 31, 2023	27,498	7,326	34,824
Additions	2,550	—	2,550
Balance, December 31, 2024	$30,048	$7,326	$37,374

ACCUMULATED DEPRECIATION
Balance, December 31, 2022	$13,439	$1,250	$14,689
Depreciation Expense	3,437	765	4,202
Balance, December 31, 2023	16,876	2,015	18,891
Depreciation Expense	3,688	905	4,593
Balance, December 31, 2024	$20,564	$2,920	$23,484

PROPERTY, PLANT AND EQUIPMENT, NET
Balance, December 31, 2023	$10,622	$5,311	$15,933
Balance, December 31, 2024	$9,484	$4,406	$13,890

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

Segment Reporting

The Company operates as a single operating and reportable segment, a resource management expertise and services provider. Our Chief Executive Officer is our Chief Operating Decision Maker, (CODM) who evaluates performance and makes operating decisions about allocating resources based on a consolidated basis (See Note 8).

Recent Accounting Pronouncements Not Yet Effective

In December 2023, the FASB issued ASU No. 2023-09 “Income Tax (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The amendments in ASU 2023-09 aim to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will be effective for the Company’s Annual Report on Form 10-K for the year ending December 31, 2025, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03 “Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 aim to the improvement of the decision usefulness of expense information on public business entities’ income statement through the disaggregation of relevant expense captions in the notes to the financial statements. ASU 2024-03 will be effective for the Company’s Annual Report on Form 10-K for the year ending December 31, 2027, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

Recently Adopted Accounting Standards:

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires public entities to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and details of how the CODM uses financial reporting to assess the performance of a segment. The Company adopted this pronouncement in 2024 and retrospectively to all prior periods using the significant segment expense categories identified. The impact of the adoption of the amendments in this update was not material to the Company’s financial position and results of operations, as the requirements impact only segment reporting disclosures in the footnotes to the Company’s financial statements.

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share include no dilution and is computed by dividing net loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity like fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred $64 and $0 in advertising and marketing costs during the years ended December 31, 2024, and 2023, respectively.

NOTE 3 – STOCKHOLDER’S DEFICIT

Common stock

The authorized common stock of the Company consists of 75,000,000 shares with a $0.001 par value.

During the year ended December 31, 2024, the Company issued 17,950 shares of the Company’s common stock, with a fair value of $71,800 for services rendered. The Company also issued 36,015 shares of the Company’s common stock for cash proceeds of $144,060.

During the year ended December 31, 2023, the Company issued 10,875 shares of the Company’s common stock, with a fair value of $43,500, for services rendered. The Company also issued 28,250 shares of the Company’s common stock for cash proceeds of $113,000.

NOTE 4 – DEBT

As of December 31, 2024, the Company has loans payable of $99,826 (December 31, 2023 – $106,208) in principal and accrued interest of $30,811 (December 31, 2023 - $27,761) outstanding. Included in the balance of debt, $27,250 (December 31, 2023 - $27,250) was cash advanced with no interest bearing and due on demand and $72,576 (December 31, 2023 - $78,958) were loans that bear interest at a rate of 4% per annum, are unsecured, and are payable on demand.

NOTE 5 – RELATED PARTY DEBT

As of December 31, 2024, the Company has debt of $9,615 (December 31, 2023 - $17,870) in principal and accrued interest of $10,252 (December 31, 2023 - $9,680) due to a director of the Company, that bears interest at a rate of 4% per annum, is unsecured, and is payable on demand.

NOTE 6 - INCOME TAXES

The Company has established a valuation allowance against deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2024. Management periodically evaluates the recoverability of the deferred tax assets. At such a time when it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly and recorded as a tax benefit.

A reconciliation of income taxes at statutory rates is as follows:

	Years Ended December 31,
	2024	2023
LOSS BEFORE INCOME TAXES	$(280,756)	$(244,191)
Statutory tax rate	21%	21%
Expected recovery at statutory rate	(58,959)	(51,280)
Non-deductible expenses	—	—
Temporal differences	965	882
Change in valuation allowance	57,994	50,398
Income tax expense	$—	$—

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	Years Ended December 31,
	2024	2023
Non-capital losses	$(476,154)	$(418,160)
Valuation allowance	476,154	418,160
Net deferred tax asset	$—	$—

The Company has non-capital losses carried forward of approximately $2,245,733 which expire between 2030 and 2044.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2024, the CEO of the Company had earned compensation and advanced the Company of $71,212 and was repaid $3,749 which resulted in an accounts payable and accrued liabilities – related parties of $103,660 as of December 31, 2024. These amounts are unsecured, without interest, and payable on demand.

During the year ended December 31, 2024, the CEO’s brother in-law (and shareholder), had advanced the Company $34,800 and was repaid $35,273 resulting in an accounts payable and accrued liabilities – related parties balance of $6,863 as of December 31, 2024. These amounts are unsecured, without interest, and payable on demand.

During the year ended December 31, 2024, the CEO’s brother (and shareholder), had advanced the Company $1,860 and was repaid $450 resulting in an accounts payable and accrued liabilities – related parties balance of $1,860 as of December 31, 2024. These amounts are unsecured, without interest, and payable on demand.

During the year ended December 31, 2024, a director of the Company had advanced the Company $16,101 and was repaid $15,058 resulting in an accounts payable and accrued liabilities -related parties balance of $1,043 as of December 31, 2024. These amounts are unsecured, without interest, and payable on demand.

The total of all activity discussed above equated to all related parties advancing the Company $123,973 and being repaid $54,530 during the year ending December 31, 2024 and resulted in an ending accounts payable and accrued liabilities - related party balance of $113,426 at December 31, 2024.

NOTE 8 – SEGMENT REPORTING

The Company operates as one operating segment. The Company’s chief executive officer, who is the CODM, evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. The measure of segment profit and loss for the Company’s single segment is net income (loss), which can be found in the consolidated statement of operations.

Geographic Information

The Company’s long-lived assets, comprising property, plant and equipment are all in one geographical location.

Segment Revenue and Loss

The following table sets forth significant expense categories and other specific amounts included in consolidated net loss that are otherwise regularly provided to the CODM for the years ended December 31, 2024, and 2023.

	December 31, 2024	December 31, 2023
Revenue	$—	$—
		—
Segment operating expenses:
Advertising & Promotions	64	—
Business Fees & Licenses	4,714	1,350
Courier & Postage	333	632
Insurance	—	337
Office Supplies	2,734	2,219
Motor Vehicle Expenses	2,918	1,645
Office Expense	302	—
Telephone	2,550	3,399
Travel & Entertainment	153	11,838
Food Expense	7,191	4,609
Promotion Expense	1,266	370
Other[1]	(2,197)	5,256
Amortization Expense	4,594	4,202
Accounting & Legal	46,781	57,070
Professional Fees	154,178	95,431
Wages & Benefits	51,553	52,079
Total Segment operations expense	277,134	240,437
Loss from operations	277,134	240,437
Interest Expense	3,622	3,754
Segment net loss	$280,756	$244,191

[1]	Other segment expense items included in Segment net loss include realized and unrealized (gain) loss on foreign exchange and bank fees.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events from December 31, 2024, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed except as follows:

Subsequent to December 31, 2024, related parties made payments on the Company’s behalf of CAD 20,078.62, 8,000 HK, and 13,350 USD.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our current registered independent public accountant is MAC Accounting Group & CPAs, LLP (1070 Mecham Lane, Midvale, Utah 84047; Tel: (801) 414-3664; Website: https://www.macaccountinggroup.com/), as per the stipulations declared on the Form 8-K, dated January 30, 2023. During the fiscal year ended December 31, 2024, there were no disagreements whatsoever, with our registered independent public accountant (MAC Accounting Group & CPAs, LLP ) on any matter of accounting principles or practices, fiscal statement disclosures or auditing scope or procedure which, if not resolved by our registered independent public accountants, would have caused same to make reference to the subject matter of the disagreements in connection with its reports for such fiscal year(s); and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K except for the material weakness mentioned hereunder in Item 9A, Controls and Procedures (sub-section “Management’s Report on Internal Control Over Financial Reporting”).

The reports of MAC Accounting Group & CPAs, LLP on our financial statements, as of and for the fiscal years ended December 31, 2024 and 2023, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports for each such fiscal year included a paragraph (of unqualified opinions) stating that there was substantial doubt about our ability to continue as a going concern.

ITEM 9A. CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer, John Moukas, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this report. Based on that evaluation, he has concluded that, as of December 31, 2024, our disclosure controls and procedures were not designed at a reasonable assurance level and were not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weaknesses identified:

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only the management’s report in this annual report.

Implemented or Planned Remedial Actions in Response to Material Weaknesses

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2024 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers, their ages, positions, and biographies, as of March 27, 2025, are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Executive Officers

Name	Age	Position
John Moukas	59	Director, President and CEO
Boris Baran	78	Director and Secretary
Edwin-Dario Monzon	47	Independent Director
Domenico Chiovitti	79	Officer and Advisor to the Board
Peter Rona	79	Advisor to the Board

Directors, Executive Officers, Advisors, Promoters and Control Persons

●	John Moukas: B.Sc. Eng., Chairman / CEO; Specializing in early-stage technology start-ups, finance and securities (private and public corporations).

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

Mr. Chiovitti is an experienced Senior Chemist, Gas Laboratory Supervisor, Project Manager, and Consultant with over 35 years of experience in the Research & Development sector. This includes over 25 years of hands-on experience with Petro-Canada in research development, and quality control of products, and in the working directly/ indirectly with Scientific Solutions while conducting multiple projects within the Biotechnology industry space while engaging a vast number of collaborators worldwide. In addition, Mr. Chiovitti has led large scale capital projects employing new technologies and requiring both construction/expansion of large-scale facilities within mission critical operational environments.

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

Mr. Rona is a Seasoned Executive Manager (hosted multiple positions as CEO, President, General Manager and chaired many Boards) offering more than 38 years of Management and Leadership experience within the private and public media, entertainment, and technology industry milieus. Particular strengths are in financial management, marketing, mergers and acquisitions, motivation and team management; highly regarded for profitable track record in the entertainment and technology community. Mr. Rona is a skilled leader in business strategy, sales, marketing, finance, technology, and business development. Currently, CEO of CPNA (Contract partners North America), a distributor of contract furniture and accessories to the Hospitality Industry. Considered a solid professional that has managed sharply accelerating growth and significantly improved profitability while reducing costs and investing for growth.

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

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors performs some of the functions associated with the Nominating Committee. We have chosen not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

Communications by Shareholders to Directors / Management

Quarterly and annual comprehensive reports of the Company’s financial performance and activities throughout the preceding term/year are not only filed with the U.S. Securities and Exchange Commission (SEC), but are posted in the Company’s website, and are available to not only the Company’s shareholders/stakeholders, but to all the interested public.

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

(a) Name and Principal Position	(b) Year		(c) Salary*	(d) Bonus	(e) Stock Awards	(f) Option Awards	(g) Non-equity Incentive Plan Compensation	(h) Nonqualified Deferred Compensation earnings	(i) All Other compensation	(j) Total Compensation
John Moukas, Chief
Executive Officer	2023		$52,079	0	0	0	0	0	0	$52,079
President & Director	2024	*	$51,553	0	0	0	0	0	0	$51,553

Boris Baran	2023		$0	0	0	0	0	0	0	$0
Secretary Treasurer, & Director	2024	*	$0	0	0	0	0	0	0	$0

Edwin-Dario Monzon	2023		$0	0	0	0	0	0	0	$0
Director	2024	*	$0	0	0	0	0	0	0	$0

*As of December 31, 2024

**Stock Award(s): There were no outstanding stock awards as of December 31, 2024.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2024.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2024, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Transaction Type (Account Recorded)	Address	Number of Shares Beneficially Owned (*)	Percent of Class (**)
John Moukas (Chairman/CEO)	Historical: Creator, Incubator of Company – Acquired Stock	465 88th Avenue, Laval, Quebec, Canada H7W 3G1	39,437,825	77.66
Boris Baran (Secretary/Director)	Acquired Stock	1008-5350 MacDonald Ave., Montreal, Quebec Canada H3X 2V2	1,008,500	1.99

(*)	Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute “Beneficial Ownership” of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(**)	The percentage of class is calculated based on the number of shares outstanding on December 31, 2024: 50,854,726.

Changes in Control

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Related Party Transactions

As of December 31, 2024, the Company has debt of $9,615 in principal and accrued interest of $10,252 due to a director of the Company, that bears interest at a rate of 4% per annum, is unsecured, and is payable on demand.

During the year ended December 31, 2024, the CEO of the Company had earned compensation and advanced the Company of $71,212 and was repaid $3,749 which resulted in an accounts payable and accrued liabilities – related parties of $103,660 as of December 31, 2024. These amounts are unsecured, without interest, and payable on demand.

During the year ended December 31, 2024, the CEO’s brother in-law (and shareholder), had advanced the Company $34,800 and was repaid $35,273 resulting in an accounts payable and accrued liabilities – related parties balance of $6,863 as of December 31, 2024. These amounts are unsecured, without interest, and payable on demand.

During the year ended December 31, 2024, the CEO’s brother (and shareholder), had advanced the Company $1,860 and was repaid $450 resulting in an accounts payable and accrued liabilities – related parties balance of $1,860 as of December 31, 2024. These amounts are unsecured, without interest, and payable on demand.

During the year ended December 31, 2024, a director of the Company had advanced the Company $16,101 and was repaid $15,058 resulting in an accounts payable and accrued liabilities -related parties balance of $1,043 as of December 31, 2024. These amounts are unsecured, without interest, and payable on demand.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by Mac Accounting Group & CPAs, LLP related to this December 31, 2024, Form 10-K filing was $9,500 and the audit fees related to the December 31, 2023, Form 10K filing was $9,000.

The review fees charged by Mac Accounting Group & CPAs, LLP for the Form 10Q’s related to the three months ended March 31, 2024, six months ended June 30, 2024, and nine months ended September 30, 2024, were $3,000 each. The review fees charged by Mac Accounting Group & CPAs, LLP for the Form 10Q’s related to the three months ended March 31, 2023, six months ended June 30, 2023, and nine months ended September 30, 2023, were $3,000 each.

(2) AUDIT-RELATED FEES

None.

(3) INCOME TAX FEES

The Income Tax fees charged by Liggett & Webb, P.A., for year ended December 31, 2024, as filed with the “IRS”, were $1,800 and the Income Tax fees charged by Darren Reinblatt CPA, Inc. for the year ended December 31, 2024, as filed with the “Canada Revenue Agency” and “Revenue Quebec” were $900 CA.

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
Date: March 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ John Moukas	President, Director, Principal Executive Officer	March 27, 2025