Form 10-Q
period 2025-03-31
BioCrude Technologies USA, Inc.
filed 2025-05-14
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

Yes ☐ No ☒

As of May 14, 2025, the issuer had 50,854,726 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$4	$4
Prepaid expenses	5,200	5,200
TOTAL CURRENT ASSETS	5,204	5,204

Property, plant and equipment	12,676	13,890
TOTAL ASSETS	$17,880	$19,094

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$64,788	$58,199
Accounts payable and accrued liabilities - related parties	164,301	113,426
Related Party Debt	19,976	19,867
Debt	131,431	130,637
TOTAL CURRENT LIABILITIES	380,496	322,129
TOTAL LIABILITIES	380,496	322,129

Commitments and contingencies	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, and 50,854,726 and 50,854,726 shares issued and outstanding at March 31, 2025, and December 31, 2024, respectively.	50,855	50,855
Additional paid in capital	9,100,972	9,100,972
Accumulated other comprehensive income	27,335	28,627
Accumulated deficit	(9,538,133)	(9,479,487)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTALBLE TO EQUITY SHAREHOLDERS OF THE COMPANY	(358,971)	(299,033)
NON-CONTROLLING INTEREST	(3,645)	(4,002)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,880	$19,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended
	March 31, 2025	March 31, 2024
OPERATING EXPENSES
General and administrative expenses	$57,743	$122,602
LOSS FROM OPERATIONS	(57,743)	(122,602)
Interest expense	(903)	(934)
Income tax expense	—	—
NET LOSS	(58,646)	(123,536)
OTHER COMPREHENSIVE LOSS
Translation to reporting currency	(935)	28
TOTAL COMPREHENSIVE LOSS	$(59,581)	$(123,508)

NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(58,646)	$(123,536)
Non-controlling interest	—	—
NET LOSS	$(58,646)	$(123,536)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(59,938)	$(123,516)
Non-controlling interest	357	8
TOTAL COMPREHENSIVE LOSS	$(59,581)	$(123,508)

Loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	50,798,915	50,796,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

 (EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Number of shares	Par Value	Additional Paid-in Capital	Subscription Receivable	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non-controlling interest	Total
Balance at December 31, 2023	50,800,761	$50,801	$8,885,166	$—	$28,682	$(9,198,731)	$(234,082)	$(3,979)	$(190,201)

Stock issued for services	17,550	18	70,182	—	—	—	70,200	—	70,200
Stock issued for cash	32,345	32	129,348	(97,380)	—	—	32,000	—	32,000
Foreign currency translation loss	—	—	—	—	20	—	20	8	28
Net loss	—	—	—	—	—	(123,536)	(123,536)	—	(123,536)
Balance at March 31, 2024	50,850,656	$50,851	$9,084,696	$(97,380)	$28,702	$(9,322,267)	$(255,398)	$(3,971)	$(259,369)

Balance at December 31, 2024	50,854,726	$50,855	$9,100,972	$—	$28,627	$(9,479,487)	$(299,033)	$(4,002)	$(303,035)
Stock issued for services		—	—	—	—	—	—	—	—
Stock issued for cash	—	—	—	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	(1,292)	—	(1,292)	357	(935)
Net loss	—	—	—	—	—	(58,646)	(58,646)	—	(58,646)
Balance at March 31, 2025	50,854,726	$50,855	$9,100,972	$—	$27,335	$(9,538,133)	$(358,971)	$(3,645)	$(362,616)

The accompanying notes to unaudited condensed consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended
	March 31, 2025	March 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,646)	$(123,536)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,214	1,085
Stock issued for services	—	70,200
Unrealized foreign exchange (gain) loss	(856)	(2,248)
Prepaid expenses	—	(16,951)
Accounts payable and accruals	6,589	(8,873)
Accounts payable and accrued liabilities - related party	20,744	—
Accrued interest and interest expenses	728	774
Accrued interest - related party	96	159
Net cash used in operating activities	(30,131)	(79,390)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Overdraft advances	—	(6)
Proceeds from related party advances	30,556	47,034
Repayments of related party advances	(425)	(416)
Proceeds from related party debt	—	4,759
Repayments of related party debt	—	(3,855)
Proceeds from private placement(s)	—	32,000
Net cash provided by financing activities	30,131	79,516

CHANGE IN CASH DURING THE PERIOD	—	126

CASH BEGINNING	4	—

CASH ENDING	$4	$126

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

Non-cash Investing & Financing Activities:
Common stock issued for subscription receivable	$—	$97,380

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2024, included in the Company’s 2024 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,538,133 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that are used to measure fair value:

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

 Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and highly liquid instruments with an original maturity of three months or less. As of March 31, 2025, and 2024, the Company does not have cash equivalents.

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost and depreciated to its estimated residual values using the straight-line method over its estimated useful lives of 8 years. Property, plant, and equipment consisted of the following:

	Server	Web Design	TOTAL
COST
Balance, December 31, 2024	$30,048	$7,326	$37,374
Additions	—	—	—
Balance, March 31, 2025	$30,048	$7,326	$37,374

ACCUMULATED DEPRECIATION
Balance, December 31, 2024	$20,564	$2,920	$23,484
Depreciation Expense	987	227	1,214
Balance, March 31, 2025	$21,551	$3,147	$24,698

PROPERTY, PLANT AND EQUIPMENT, NET
Balance, December 31, 2024	$9,484	$4,406	$13,890
Balance, March 31, 2025	$8,497	$4,179	$12,676

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

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred $0 and $64 in advertising cost during the three months ended March 31, 2025, and 2024, respectively.

Segment Reporting

The Company operates as a single operating and reportable segment, a resource management expertise and services provider. Our Chief Executive Officer is our Chief Operating Decision Maker, (CODM) who evaluates performance and makes operating decisions about allocating resources based on a consolidated basis (see Note 7).

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

During the three months ended March 31, 2025 and 2024, the Company did not issue any of the Company’s common stock. As of March 31, 2025 and December 31, 2024 there were 50,854,726 shares of common stock issued and outstanding.

NOTE 4 – DEBT

As of March 31, 2025, the Company has loans payable of $99,892 (December 31, 2024 – $99,826) in principal and accrued interest of $31,539 (December 31, 2024 - $30,811 outstanding. Included in the balance of debt, $27,250 (December 31, 2024 - $27,250) was cash advanced with no interest bearing and due on demand and $72,642 (December 31, 2024 - $72,576) was loans that bear interest at a rate of 4% per annum, are unsecured, and are due on demand.

NOTE 5 - RELATED PARTY DEBT

As of March 31, 2025, the Company has debt of $9,629 (December 31, 2024 - $9,615) in principal and accrued interest of $10,347 (December 31, 2024 - $10,252) due to a director of the Company, that bears interest at a rate of 4% per annum, is unsecured, and is due on demand.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2025, the CEO of the Company had earned compensation and advanced the Company of $50,746 and was repaid $425 which resulted in an accounts payable and accrued liabilities – related parties of $153,981 as of March 31, 2025. These amounts are unsecured, without interest, and payable on demand.

During the three months ended March 31, 2025, the CEO’s brother in-law (and shareholder), had advanced the Company $554 resulting in an accounts payable and accrued liabilities – related parties balance of $7,417 as of March 31, 2025. These amounts are unsecured, without interest, and payable on demand.

During the three months ended March 31, 2025, the CEO’s brother (and shareholder), had advanced the Company $0 resulting in an accounts payable and accrued liabilities – related parties balance of $1,860 as of March 31, 2025. These amounts are unsecured, without interest, and payable on demand.

During the three months ended March 31, 2025, a director of the Company had advanced the Company $0 resulting in an accounts payable and accrued liabilities – related parties balance of $1,043 as of March 31, 2025. These amounts are unsecured, without interest, and payable on demand.

NOTE 7 – SEGMENT REPORTING

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

Segment Revenue and Loss

The following table sets forth significant expense categories and other specific amounts included in consolidated net loss that are otherwise regularly provided to the CODM for the three months ended March 31, 2025, and 2024.

	March 31, 2025	March 31, 2024
Revenue	$—	$—

Segment operating expenses:
Advertising & Promotions	—	64
Business Fees & Licenses	1,620	2,973
Courier & Postage	42	23
Office Supplies		336
Motor Vehicle Expenses	404	549
Office Expense	26	—
Telephone	415	431
Travel & Entertainment	8,146	1,293
Food Expense	571	—
Other[1]	596	(734)
Amortization Expense	1,213	1,086
Accounting & Legal	17,127	13,861
Professional Fees	6,839	80,388
Wages & Benefits	20,744	22,332
Total Segment operations expense	57,743	122,602
Loss from operations	57,743	122,602
Interest Expense	903	934
Segment net loss	$58,646	$123,536

[1]	Other segment expense items included in Segment net loss include realized and unrealized (gain) loss on foreign exchange and bank fees.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events from March 31, 2025, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed except as follows:

Subsequent to March 31, 2025, related parties made payments on the Company’s behalf of CAD 20,625 and 3,100 USD.

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

The first goal of MSWM is to protect the health of the population, particularly that of low-income groups. Other goals include the promotion of environmental quality and sustainability, the support of economic productivity and employment generation.

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

Regulations and Legislation

Scientific evidence, public awareness and increased levels of participation in environmental campaigning have led to governments worldwide implementing regulations and legislation. Examples include:

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

MSW Management (Tipping/Gate fees): As long as there are people in our world, there will be waste generation. Depending on the demographics of people clusters (nations), the amount of waste generated on a per capita (person) basis can vary from 0.6 kg (persons in destitute third world countries (e.g., Niamey [Niger], Juba [South Sudan], Freetown [Sierra Leone], Port-au-Prince [Haiti])) to 1.8 kg (advanced societies with flourishing economies (e.g., New York City [US], Toronto [Canada], Paris [France], Dubai [UAE]) per person per day. With an approximate current world population (census 2020) of 7.8 billion persons, there is a minimum quantum (weighted average) of about 6,000,000 tons of waste generated on a per day basis. Depending on the national budget for the level of waste management treatment implemented by a certain nation, analysis of the global market, forecasts the market will increase from approximately $45 billion in 2020 to $60 billion by 2030.

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

Biocrude, with its upgraded technologically advanced systems, can improve the quality of environment, ergo, life.

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

BioCrude, having set as its objective the “PROFITABILITY” of the activities inherent within the realms of this sector, whilst building business relationships and addressing social implications within the collectivity’s / communities that BioCrude is called upon to serve, beyond the environmental and social implications, and beyond the business imperatives, has set as one of its priorities, the optimization of waste management and, treatment thereof, all in conformity to the boundaries of economies, efficiency and adherence to environmental wellbeing initiatives. BioCrude has been involved in the R&D of Environmental Technologies, both process and product based, whereby it has enhanced and optimized conventional technology, thus giving credence to environmental, economic, social and technological well-beings too numerous to mention (all can be referenced, in its entirety, within BioCrude’s Integrated MSW-Energy Proposal. Shortlists of the aforesaid well-beings are summarized herein below:

1.	Secure, cost-effective long-term processing capacity for recyclables and organics.

2.	Improvement of effectiveness and efficiency of current waste systems/practices.

3.	Elimination of MSW from going to landfills.

4.	Procurement of Renewable Energy and Marketable by-products (fertilizer, primary feedstock for building materials, etc.…) from the exploitation of the calorific value inherent within the realms of the MSW

5.	Reduction of Greenhouse Gases and other environmental pollutants emitted into the atmosphere.

6.	Municipalities do not have to undergo the cost of implementation; privatized via BOOT (Build, Own, Operate & Transfer), whereby BioCrude Technologies USA, Inc. will be lobbying to get the MSW, Land, Sewage treated Effluent and Resale of Electricity Concessions (with Sovereign Guaranties from the Ministry of Finance of the Government in question).

7.	Due to the profitability of the proposal, significant savings could be passed onto the Municipalities, to reduce their day to day on going expenses for Municipal Waste Management, for the duration of the BOOT (30 years), by approximately 50% per annum, via MSW Tipping (Gate) Fees (favorably outbidding the competition and still having better bottom lines than same) and the Transport of the MSW to neighboring cities/provinces (states), without forgetting to mention the reduced GHG emissions from the substitution effect of BioCrude’s Integrated MSW to Energy proposal from landfilling and/or incineration. This surplus in savings can be used for other municipal social and infrastructural programs.

8.	Employment opportunities are created during the EPC (Engineering, Procurement & Construction) phase of the project (a few hundred jobs) and for the day-to-day operations of the project (approximately 86 jobs per shift per 2,000 TPD Plant plus 11 persons for administration X 3 shifts per day, equating to a total quantum of 269 persons).

9.	The proposed solution is an integrated MSW management system based on energy recovery that respects the norms of a Clean Design Mechanism (“CDM”) inherent within the realms of article 12 of the Kyoto Protocol (“UNFCCC”) or any future proposed legislation regarding same and qualifies for Carbon Emissions Reduction Credits (“CER’s”).

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

Business Model

The Company’s business model is designed to create a profitable revenue stream through the direct acquisition of Concession Agreements from different Governments for the implementation of BioCrude’s integrated MSW-Energy Complexes. Our products, processes and services marketed to the relevant target audience, enable us, to generate multiple revenue streams and consistent profitability derived from the high gross profit inherent within the realms of our proprietary products, services and applications.

By acquiring the necessary Concession (MSW, Land and Supply of Treated Effluent) and Power Purchase Agreements (PPA), from the respective governmental authorities of a certain country, with Sovereign Guarantees (with right of subrogation), the Company will develop its Integrated Municipal Solid Waste to Energy Complex, under “BOOT” (Build, Own, Operate & Transfer) basis.

The following contractual understandings are the key prerequisite elements for establishing a mutual meeting of the minds, by and between BioCrude Technologies USA, Inc., and the governmental authorities of a municipality / country, for the successful realization of BioCrude’s MSW-Energy Complexes:

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

Nota Bene: Depending on a country’s policy on foreign investment, the Company may request or be granted an exemption of taxes, levies, duties, and all other relevant taxes applicable to the importation of all plant, materials, equipment and rolling stock for the Construction of the MSW-Energy complex, from the appropriate Ministries, related thereto.

All of the aforesaid Concession agreements must be granted at the same time in order for BioCrude to successfully realize the development (Engineering, Procurement and Construction) and operation of the MSW to Energy complex (the “Sovereign Guarantees” and right of subrogation are critical and paramount for the funding requirements of the MSW to Energy complex).

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

BioCrude is evaluating additional options for funding (capital markets, financial institutions, contracting companies, pension funds, etc.…amongst other financially engineered hybrid scenarios thereof) and has already opened up dialogue regarding the same. BioCrude has received a term sheet for the funding of the MSW to Energy project for the Union of the Comoros, ergo, BioCrude will shortly be able to commence works for ground breaking and start receiving its (Engineering, Procurement and Construction) EPC management fee as its first projected revenue stream on a prorate schedule subject to a disbursement schedule in accordance to the terms and stipulations of the expected offer of funding.

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

At present, the provisioning for waste treatment and “green” reformation of these products into renewable energy sources is regionalized and within a given geographic region of operations, can be competitive. However, we believe that there are no other entities that provide turnkey solutions targeted at all types and sizes of users. However, there are waste treatment providers that may elect to enter this designated market if our model is successful. We compete on the basis of engineering uniqueness, quality, cost-effectiveness and the increasingly comprehensive and specialized nature of our services, along with the expertise, technology and professional support we offer. While we believe that we will have a competitive cutting-edge advantage by being the most specialized in the market, there can be no assurance that our assumptions regarding our competitive position will be proven correct.

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

We anticipate that we will receive sufficient proceeds from investors through a share issuance offering, to continue operations for at least the next twelve months; however, there is no assurance that such proceeds will be received and there are no agreements or understandings currently in effect from any potential investors. It is anticipated that the Company will receive increasing revenues from operations in the coming year; however, since the Company has a short history of revenues, it is difficult to anticipate what those revenues might be, if any, and therefore, management has assumed for planning purposes only that it may need to sell common stock, take loans or advances from officers, directors or shareholders or enter into debt financing agreements in order to meet our cash needs over the coming twelve months. The Issuer has no agreements or understandings for any of the above-listed financing options.

The Use of Proceeds section includes a detailed description of the use of proceeds over the differing offering scenarios of 100%, 75%, 50% and 25%. As the Company’s expenses are relatively stable, not incorporating elements of severe force majeure, the Company believes it can fund its present operations with projected revenues together with offering proceeds under any of the offering scenarios. The Company will consider raising additional funds during 2025 through sales of equity, debt, and convertible securities, if it is deemed necessary.

BioCrude Technologies USA, Inc., has no intention in investing in short-term or long-term discretionary financial programs of any kind.

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

C. Project implementation plan for the    Integrated Municipal Solid Waste to Energy Complex

1.	Opening of the office in Abidjan, Republic of Côte d’Ivoire: expected completion date September 2026

2.	Recruitment and training of human resources in respective districts of the acquired Concessions Agreements in Republic of Côte d’Ivoire (for engineering, management, operation, and maintenance): expected completion date September 2026 (preliminary core)

3.	Recruitment of human resources in Canada (for key management positions): expected completion date September 2026

4.	Preliminary Engineering: completed in preliminary proposal (generic)

5.	Analysis of Municipal Solid Waste: expected completion date August 2026

6.	Study of the site and soil studies: expected completion date August 2026

7.	Detailed Engineering plans: expected completion date November 2026

8.	Detailed plan of the development strategy of the complex: expected completion date December 2026

9.	Hiring of project manager(s) and subcontractors (either through reference or through tender): expected completion date September 2026

10.	Recruitment of Material and Equipment specialist suppliers, via reputation in the marketplace or tender: expected completion date December 2026

(Timeline: 6 to 8 months)

D. Human Resource List for Project Implementation

1.	Project management

3.	Structural Engineers

4.	Electrical Engineers

5.	Mechanical Engineers

6.	Environmental Engineers

7.	Geological Engineers

8.	Designers

9.	Architects

10.	Planners

11.	Buyers

12.	Supply Agents

13.	Cost Controllers

14.	Training Coach

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

6.	Construction: 10 to 14 months following the execution of E.5. above, incorporating a startup synchronization period of approximately 1 to 2 months

7.	Operation and Maintenance Complex: NA for Development timeline

F. Project Management and Control: Project Implementation Plan (PIP)

1.	A preliminary feasibility study and a detailed report of the complex: Completed

2.	Strategic planning and economic analysis: Completed

3.	The selection of the field: Completed

4.	Preliminary engineering: Completed

●	Economic analysis and project risks
●	The estimate of the total capital investment as well as operating and maintenance costs
●	The preliminary assessment of environmental impact and permitting requirements
●	Technology research, analysis, and conceptualization

5.	Reliability analysis: Completed

6.	The technology selection, project configuration and sizing: Concurrently with task E.3. and its timeline: Completed

7.	The studies and engineering plans for the environmental permitting: Concurrently with task E.3. and its timeline: March 2026

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,538,133 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.

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

Results of Operations

For the three months ended March 31, 2025, and 2024

Revenue

We did not generate revenue during the three months ended March 31, 2025, and 2024.

Costs and Expenses

During the three months ended March 31, 2025, there were $57,743 of operating expenses consisting of general and administrative expenses compared to $122,602 of operating expenses for the same period in 2024. The decrease in the operating expenses is mainly related to bonuses or commission fees paid through shares during the same period in 2024, with no similar expenses during the three months ended March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2025, the Company had $4 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the three months period ended March 31, 2025, and 2024. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the three months period ended March 31, 2025	For the three months period ended March 31, 2024
Net cash used in operating activities	$(30,131)	$(79,390)
Net cash used in investing activities	—	—
Net cash provided by financing activities	30,131	79,516
Effect of exchange rate changes on cash	—	—
Net increase (decrease) in Cash	—	126
Cash, beginning of period	4	—
Cash, end of period	$4	$126

Due to the limited nature of the Company’s operations to date, the Company does not believe that past performance is any indication of future performance. The impact on the Company’s revenues of recognized trends and uncertainties in our market will not be recognized until such time as the Company has had sufficient operations to provide a baseline.

Operating activities

Net cash used in operating activities was $30,131 for the three months ended March 31, 2025, as a result of net loss of $58,646, unrealized foreign exchange gain of $856, offset by change in accounts payable and accruals of $6,589, change in amortization of $1,214, change in accounts payable and accrued liabilities – related party of $20,744 and accrued interest of $824.

Net cash used in operating activities was $79,390 for the three months ended March 31, 2024, as a result of net loss of $123,536, unrealized foreign exchange gain of $2,248, change in prepaid expenses of $16,951 and change in accounts payable and accrual liabilities of $8,873, offset by stock issued for services of $70,200, amortization of $1,085, and accrued interest of $933.

Investing activities

No cash was used in investing activities for the three months ended March 31, 2025 and 2024.

Financing activities

Net cash provided by financing activities was $30,131 for the three months ended March 31, 2025, as a result $30,556 proceeds from cash advanced from a related party offset by $425 repayments of related party advances.

Net cash provided by financing activities was $79,516 for the three months ended March 31, 2024, as a result of $32,000 proceeds from the sale of stock in a private placement, $47,034 proceeds from cash advanced from a related party, $4,759 proceeds from related party debt offset by $6 overdraft advances, $416 repayments of related party advances, and $3,855 repayments of related party debt.

Since inception, we have financed our cash flow requirements through the issuance of common stock and related party advances. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to carry out our business plan.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth.

To address these risks, we must, among other things, obtain a customer base, implement, and successfully execute our business and marketing strategy, continually develop and upgrade our website, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Stock-Based Compensation

The Company accounts for all share-based payment awards given to employees and directors, based on their fair value. The Company measures share-based compensation to consultants by recognizing the fair value of the awards over the period when the services are rendered or goods are provided.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2025, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer), who is also our Chief Financial Officer (our principal financial officer), who concluded that our disclosure controls and procedures were not effective as of March 31, 2025.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, there were no changes in our system of internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors set forth in the Company’s annual report Form 10-K for the year ended December 31, 2024. These risk factors should be carefully considered with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2025, the Company did not issue any shares of the Company’s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 14, 2025

Biocrude Technologies USA, Inc.
Registrant

By:	/s/ John Moukas
Chief Executive Officer