Form 10-Q
period 2025-06-30
BioCrude Technologies USA, Inc.
filed 2025-08-13
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or

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

Yes ☐ No ☒

As of August 14, 2025, the issuer had 50,854,726 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$196	$4
Prepaid expenses	—	5,200
TOTAL CURRENT ASSETS	196	5,204

Property, plant and equipment	11,463	13,890
TOTAL ASSETS	$11,659	$19,094

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$72,329	$58,199
Accounts payable and accrued liabilities - related parties	192,201	113,426
Related Party Debt	20,880	19,867
Debt	136,088	130,637
TOTAL CURRENT LIABILITIES	421,498	322,129
TOTAL LIABILITIES	421,498	322,129

Commitments and contingencies	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, and 50,854,726 shares issued and outstanding at June 30, 2025, and December 31, 2024	50,855	50,855
Additional paid in capital	9,100,972	9,100,972
Accumulated other comprehensive income	27,127	28,627
Accumulated deficit	(9,585,174)	(9,479,487)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTALBLE TO EQUITY SHAREHOLDERS OF THE COMPANY	(406,220)	(299,033)
NON-CONTROLLING INTEREST	(3,619)	(4,002)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,659	$19,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
REVENUE	$—	$—	$—	$—
OPERATING EXPENSES

General and administrative	41,480	63,604	99,223	186,206
LOSS FROM OPERATIONS	(41,480)	(63,604)	(99,223)	(186,206)

Interest expense	(5,561)	(864)	(6,464)	(1,798)
Income tax expense	—	—	—	—

NET LOSS	(47,041)	(64,468)	(105,687)	(188,004)

OTHER COMPREHENSIVE LOSS
Exchange differences on translating foreign operations	—	(23)	—	(3)
Translation to reporting currency	(182)	(10)	(1,117)	(2)
TOTAL COMPREHENSIVE LOSS	$(47,223)	$(64,501)	$(106,804)	$(188,009)

NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(47,041)	$(64,468)	$(105,687)	$(188,004)
Non-controlling interest	—	—	—	—
NET LOSS	$(47,041)	$(64,468)	$(105,687)	$(188,004)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(47,249)	$(64,491)	$(107,187)	$(188,007)
Non-controlling interest	26	(10)	383	(2)
TOTAL COMPREHENSIVE LOSS	$(47,223)	$(64,501)	$(106,804)	$(188,009)

Net loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	50,798,915	50,796,743	50,798,915	50,796,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2025

 (EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Number of shares	Par Value	Additional Paid-in Capital	Subscription Receivable	Accumulated Other Comprehensive Income	Stockholders’Deficit	Total equity attributable to equity shareholders of the Company	Non- controlling interest	Total
Balance at December 31, 2023	50,800,761	$50,801	$8,885,166	—	$28,682	$(9,197,731)	$(234,082)	$(3,979)	$(238,061)
Stock issued for services	17,550	18	70,182		—	—	70,200	—	70,200
Stock issued for cash	32,345	32	129,348	(97,380)	—	—	32,000	—	32,000
Foreign currency translation loss	—	—	—	—	20	—	20	8	28
Net Loss	—	—	—	—	—	(123,536)	(123,536)	—	(123,536)
Balance at March 31, 2024	50,850,656	50,851	9,084,696	(97,380)	28,702	(9,322,267)	(255,398)	(3,971)	(259,369)
Settlement of subscription	—	—	—	97,380	—	—	97,380	—	97,380
Foreign currency translation loss	—	—	—	—	(23)	—	(23)	(10)	(33)
Net loss	—	—	—	—	—	(64,468)	(64,468)	—	(64,468)
Balance at June 30, 2024	50,850,656	50,851	9,084,696	—	28,679	(9,386,735)	(222,509)	(3,981)	(226,490)

Balance at Dec. 31, 2024	50,854,726	$50,855	$9,100,972	$—	$28,627	$(9,479,487)	$(299,033)	$(4,002)	$(303,035)
Stock issued for services	—	—	—	—	—	—	—	—	—
Stock issued for cash	—	—	—	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	(1,292)	—	(1,292)	357	(935)
Net loss	—	—	—	—	—	(58,646)	(58,646)	—	(58,646)
Balance at March 31, 2025	50,854,726	50,855	9,100,972	—	27,335	(9,538,133)	(358,971)	(3,645)	(362,616)
Stock issued for services	—	—	—	—	—	—	—	—	—
Stock issued for cash	—	—	—	—	—	—	—	—	—
For currency translation loss	—	—	—	—	(208)	—	(208)	26	(182)
Net loss	—	—	—	—	—	(47,041)	(47,041)	—	(47,041)
Balance at June. 30, 2025	50,854,726	$50,855	$9,100,972	—	$27,127	$(9,585,174)	$(406,220)	$(3,619)	$(409,839)

The accompanying notes to unaudited condensed consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the six months ended
	June 30, 2025	June 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(105,687)	$(188,004)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,427	2,233
Stock issued for services	—	70,200
Unrealized foreign exchange loss (gain)	4,492	(3,213)
Prepaid expenses	5,200	(35,194)
Accounts payable and accruals	14,130	(13,287)
Accounts payable and accrued liabilities - related party	20,744	—
Accrued interest and interest expenses	754	1,538
Accrued interest - related party	101	260
Net cash used in operating activities	(57,839)	(165,467)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	(1,239)
Net cash used in investing activities	—	(1,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Overdraft advances	—	(6)
Proceeds from related party advances	58,529	81,205
Repayments of related party advances	(498)	(36,401)
Proceeds from related party debt	—	7,858
Repayments of related party debt	—	(15,073)
Proceeds from private placement(s)	—	129,380
Net cash provided by financing activities	58,031	166,963

CHANGE IN CASH DURING THE PERIOD	192	257

CASH BEGINNING	4	—

CASH ENDING	$196	$257

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—
Non-cash Investing & Financing Activities:
Common Stock issued for subscription receivable	$—	$97,380

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2024, included in the Company’s 2024 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $ 9,585,174 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

 Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and highly liquid instruments with an original maturity of six months or less. As of June 30, 2025 and December 31, 2024, the Company does not have cash equivalents.

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost and depreciated to its estimated residual values using the straight-line method over its estimated useful lives of 8 years. Property, plant, and equipment consisted of the following:

	Server	Web Design	TOTAL
COST
Balance, December 31, 2024	$30,048	$7,326	$37,374
Additions	—	—	—
Balance, June 30, 2025	$30,048	$7,326	$37,374

ACCUMULATED DEPRECIATION
Balance, December 31, 2024	$20,564	$2,920	$23,484
Depreciation Expense	987	227	1,214
Balance, March 31, 2025	21,551	3,147	24,698
Depreciation Expense	987	226	1,213
Balance, June 30, 2025	$22,538	$3,373	$25,911

PROPERTY, PLANT AND EQUIPMENT, NET
Balance, December 31, 2024	$9,484	$4,406	$13,890
Balance, June 30, 2025	$7,510	$3,953	$11,463

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

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred $0 and $64 in advertising cost during the six months ended June 30, 2025, and 2024, respectively.

Segment Reporting

The Company operates as a single operating and reportable segment, a resource management expertise and services provider. Our Chief Executive Officer is our Chief Operating Decision Maker (CODM) who evaluates performance and makes operating decisions about allocating resources based on a consolidated basis (see Note 7).

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

During the six months ended June 30, 2025 the Company did not issue any of the Company’s common stock.

During the six months ended June 30, 2024, the Company issued 17,550 shares of the Company’s common stock, with a fair value of $70,200, for services rendered, and issued 32,345 shares of the Company’s common stock for cash proceeds of $129,380.

As of June 30, 2025 and December 31, 2024 there were 50,854,726 shares of common stock issued and outstanding.

NOTE 4 – DEBT

As of June 30, 2025, the Company has loans payable of $103,795 (December 31, 2024 – $99,826) in principal and accrued interest of $32,293 (December 31, 2024 - $30,811) outstanding. Included in the balance of debt, $27,250 (December 31, 2024 - $27,250) was cash advanced with no interest bearing and due on demand and $76,545 (December 31, 2024 - $72,576) was loans that bear interest at a rate of 4% per annum, are unsecured, and are due on demand.

NOTE 5 – RELATED PARTY DEBT

As of June 30, 2025, the Company has debt of $10,433 (December 31, 2024 - $9,615) in principal and accrued interest of $10,447 (December 31, 2024 - $10,252) due to a director of the Company, that bears interest at a rate of 4% per annum, is unsecured, and is due on demand.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2025, the CEO of the Company had earned compensation and advanced the Company of $78,161 and was repaid $498 which resulted in an accounts payable and accrued liabilities – related parties of $181,323 as of June 30, 2025. These amounts are unsecured, without interest, and payable on demand.

During the six months ended June 30, 2025, the CEO’s brother in-law (and shareholder), had advanced the Company $917 resulting in an accounts payable and accrued liabilities – related parties balance of $7,780 as of June 30, 2025. These amounts are unsecured, without interest, and payable on demand.

During the six months ended June 30, 2025, the CEO’s brother (and shareholder), had advanced the Company $195 resulting in an accounts payable and accrued liabilities – related parties balance of $2,055 as of June 30, 2025. These amounts are unsecured, without interest, and payable on demand.

During the six months ended June 30, 2025, a director of the Company had advanced the Company $0 resulting in an accounts payable and accrued liabilities – related parties balance of $1,043 as of June 30, 2025. These amounts are unsecured, without interest, and payable on demand.

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

Segment Revenue and Loss

The following table sets forth significant expense categories and other specific amounts included in consolidated net loss that were provided to the CODM for the six months ended June 30, 2025, and 2024.

	June 30, 2025	June 30, 2024
Revenue	$—	$—

Segment operating expenses:
Advertising & Promotions	—	395
Business Fees & Licenses	1,684	4,166
Courier & Postage	52	23
Office Supplies	62	612
Motor Vehicle Expenses	1,020	1,499
Office Expense	26	302
Telephone	1,012	1,413
Travel & Entertainment	8,146	153
Food Expense	1,254	4,283
Other[1]	1,134	937
Amortization Expense	2,426	2,233
Accounting & Legal	25,171	26,710
Professional Fees	36,493	99,219
Wages & Benefits	20,744	44,261
Total Segment operations expense	99,224	186,206
Loss from operations	99,224	186,206
Interest Expense	6,464	1,798
Segment net loss	$105,688	$188,004

[1]	Other segment expense items included in Segment net loss include realized and unrealized (gain) loss on foreign exchange and bank fees.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events from June 30, 2025, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed except as follows:

Subsequent to June 30, 2025, related parties made payments on the Company’s behalf of CAD $8,726 and USD $10,200.

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

Waste to Energy Market Size and Trend

Renewable Energy: According to the most recent data available from the International Energy Agency, global waste to energy power production from municipal and industrial wastes increased from 283 terawatt hours to 383 terawatt hours, a 35% increase over that period. In-depth analysis of the global market forecasts the market will increase from approximately $27 billion in 2018 to $450 billion by 2030.

MSW Management (Tipping/Gate fees): As long as there are people in our world, there will be waste generation. Depending on the demographics of people clusters (nations), the amount of waste generated on a per capita (person) basis can vary from 0.6 kg (persons in destitute third world countries (e.g., Niamey [Niger], Juba [South Sudan], Freetown [Sierra Leone], Port-au-Prince [Haiti])) to 1.8 kg (advanced societies with flourishing economies (e.g., New York City [US], Toronto [Canada], Paris [France], Dubai [UAE]) per person per day. With an approximate current world population (census 2020) of 7.8 billion persons, there is a minimum quantum (weighted average) of about 6,000,000 tons of waste generated on a per day basis. Depending on the national budget for the level of waste management treatment implemented by a certain nation, analysis of the global market forecasts the market will increase from approximately $45 billion in 2020 to $60 billion by 2030.

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

BioCrude, having set as its objective the “PROFITABILITY” of the activities inherent within the realms of this sector, whilst building business relationships and addressing social implications within the collectivity’s / communities that BioCrude is called upon to serve, beyond the environmental and social implications, and beyond the business imperatives, has set as one of its priorities, the optimization of waste management and, treatment thereof, all in conformity to the boundaries of economies, efficiency and adherence to environmental wellbeing initiatives. BioCrude has been involved in the R&D of Environmental Technologies, both process and product based, whereby it has enhanced and optimized conventional technology, thus giving credence to environmental, economic, social and technological well-beings too numerous to mention (all can be referenced, in its entirety, within BioCrude’s Integrated MSW-Energy Proposal. Shortlists of the aforesaid well-beings are summarized herein below:

1.	Secure, cost-effective long-term processing capacity for recyclables and organics.

2.	Improvement of effectiveness and efficiency of current waste systems/practices.

3.	Elimination of MSW from going to landfills.

4.	Procurement of Renewable Energy and Marketable by-products (fertilizer, primary feedstock for building materials, etc.…) from the exploitation of the calorific value inherent within the realms of the MSW

5.	Reduction of Greenhouse Gases and other environmental pollutants emitted into the atmosphere.

6.	Municipalities do not have to undergo the cost of implementation; privatized via BOOT (Build, Own, Operate & Transfer), whereby BioCrude Technologies USA, Inc. will be lobbying to get the MSW, Land, Sewage treated Effluent and Resale of Electricity Concessions (with Sovereign Guaranties from the Ministry of Finance of the Government in question).

7.	Due to the profitability of the proposal, significant savings could be passed onto the Municipalities, to reduce their day to day on going expenses for Municipal Waste Management, for the duration of the BOOT (30 years), by approximately 50% per annum, via MSW Tipping (Gate) Fees (favorably outbidding the competition and still having better bottom lines than same) and the Transport of the MSW to neighboring cities/provinces (states), without forgetting to mention the reduced GHG emissions from the substitution effect of BioCrude’s Integrated MSW to Energy proposal from landfilling and/or incineration. This surplus in savings can be used for other municipal social and infrastructural programs.

8.	Employment opportunities are created during the EPC (Engineering, Procurement & Construction) phase of the project (a few hundred jobs) and for the day-to-day operations of the project (approximately 86 jobs per shift per 2,000 TPD Plant plus 11 people for administration X 3 shifts per day, equating to a total quantum of 269 persons).

9.	The proposed solution is an integrated MSW management system based on energy recovery that respects the norms of a Clean Design Mechanism (“CDM”) inherent within the realms of article 12 of the Kyoto Protocol (“UNFCCC”) or any future proposed legislation regarding same and qualifies for Carbon Emissions Reduction Credits (“CER’s”).

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

The Company’s long-term strategy is to create economically beneficial uses for waste streams through resource transformation solutions. Since the value of marketable by-products (commodities; renewable energy, fertilizer, primary feedstock for building materials, etc....), after processing costs, is a significant and absolute amount, in juxtaposition to disposal options (ZERO), such as landfilling or incineration, the Company believes this strategy is effective long-term. The Company believes that as carbon taxes or cap and trade systems are implemented and the demand for commodities rises, economics will further favor this strategy. The Company is also focusing on lowering the cost of resource transformation solutions by reducing its recycling processing operating costs, examining ways to mitigate commodity price fluctuations (forward contracts for marketable by-products), and developing new processing technologies. These steps will help to build an effective business model at lower commodity pricing levels.

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

Through its commercialization efforts, the Company has established good relationships with governments and ministries in more than 70 countries in North America, Latin America, Asia, Africa and Europe and received a positive reception when presented with its waste to energy solution for their waste management dilemmas. This produced dozens of Letters of Interest, submitted to BioCrude, by different divisions of Governments (federal/municipal) from different countries, worldwide.

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

BioCrude is evaluating additional options for funding (capital markets, financial institutions, contracting companies, pension funds, etc.... amongst other financially engineered hybrid scenarios thereof) and has already opened up dialogue regarding the same. BioCrude has received a term sheet for the funding of the MSW to Energy project for the Union of the Comoros, ergo, BioCrude will shortly be able to commence works for ground breaking and start receiving its (Engineering, Procurement and Construction) EPC management fee as its first projected revenue stream on a prorate schedule subject to a disbursement schedule in accordance to the terms and stipulations of the expected offer of funding.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of 9,585,174 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.

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

Results of Operations

For the six and three months ended June 30, 2025, and 2024

Revenue

We did not generate revenue during the six and three months ending June 30, 2025, and 2024.

Costs and Expenses

During the six months ended June 30, 2025, there were $99,223 of operating expenses consisting of general and administrative expenses compared to $186,206 of operating expenses for the same period in 2024. The decrease in the operating expenses is mainly related to bonuses or commission fees paid through shares during the same period in 2024, with no similar expenses during the six months ended June 30, 2025.

During the three months ended June 30, 2025, there were $41,480 of operating expenses consisting of general and administrative expenses compared to $63,604 of operating expenses for the same period in 2024. The decrease in the operating expenses is mainly related to the Company recognizing a larger portion of the CEO's annual salary during the three months ended June 30, 2024 ($22,130) versus only recognizing $10,372 of his annual salary during three months ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2025, the Company had $196 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the six months period ended June 30, 2025, and 2024. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Net cash used in operating activities	$(57,839)	$(165,467)
Net cash used in investing activities	—	(1,239)
Net cash provided by financing activities	58,031	166,963
Effect of exchange rate changes on cash	—	—
Net increase in Cash	192	257
Cash, beginning of period	4	—
Cash, end of period	$196	$257

Due to the limited nature of the Company’s operations to date, the Company does not believe that past performance is any indication of future performance. The impact on the Company’s revenues of recognized trends and uncertainties in our market will not be recognized until such a time as the Company has had sufficient operations to provide a baseline.

Operating activities

Net cash used in operating activities was $57,839 for the six months ended June 30, 2025, as a result of net loss of $105,687 offset by unrealized foreign exchange loss of $4,492, change in prepaid expenses of $5,200, change in accounts payable and accruals of $34,874, change in amortization of $2,427, and accrued interest of $855.

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

Investing activities

No cash was used in investing activities for the six months ended June 30, 2025.

Net cash used in investing activities was $1,239 for the six months ended June 30, 2024, as a result of purchasing a printer.

Financing activities

Net cash provided by financing activities was $58,031 for the six months ended June 30, 2025, as a result $58,529 proceeds from cash advanced from a related party offset by $498 repayments of related party advances.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2025, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer), who is also our Chief Financial Officer (our principal financial officer), who concluded that our disclosure controls and procedures were not effective as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2025, there were no changes in our system of internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2025, the Company did not issue any shares of the Company’s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 13, 2025

Biocrude Technologies USA, Inc.
Registrant

By:	/s/ John Moukas
Chief Executive Officer