Form 10-Q
period 2025-09-30
BioCrude Technologies USA, Inc.
filed 2025-11-12
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

Yes ☐ No ☒

As of November 12, 2025, the issuer had 50,854,726  shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$109	$4
Prepaid expenses	—	5,200
TOTAL CURRENT ASSETS	109	5,204

Property, plant and equipment	10,250	13,890
TOTAL ASSETS	$10,359	$19,094

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$68,641	$58,199
Accounts payable and accrued liabilities - related parties	234,254	113,426
Related Party Debt	20,645	19,867
Debt	135,215	130,637
TOTAL CURRENT LIABILITIES	458,755	322,129
TOTAL LIABILITIES	458,755	322,129

Commitments and contingencies	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, and 50,854,726 shares issued and outstanding at September 30, 2025, and December 31, 2024	50,855	50,855
Additional paid in capital	9,100,972	9,100,972
Accumulated other comprehensive income	27,460	28,627
Accumulated deficit	(9,624,038)	(9,479,487)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTALBLE TO EQUITY SHAREHOLDERS OF THE COMPANY	(444,751)	(299,033)
NON-CONTROLLING INTEREST	(3,645)	(4,002)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,359	$19,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
REVENUE	$—	$—	$—	$—
OPERATING EXPENSES

General and administrative	38,005	26,661	137,228	212,867
LOSS FROM OPERATIONS	(38,005)	(26,661)	(137,228)	(212,867)

Interest expense	(859)	(2,170)	(7,323)	(3,968)

NET LOSS	(38,864)	(28,831)	(144,551)	(216,835)

OTHER COMPREHENSIVE LOSS
Translation to reporting currency	307	(59)	(810)	(64)
TOTAL COMPREHENSIVE LOSS	$(38,557)	$(28,890)	$(145,361)	$(216,899)

NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(38,557)	$(28,831)	$(145,361)	$(216,835)
Non-controlling interest	—	—	—	—
NET LOSS	$(38,557)	$(28,831)	$(145,361)	$(216,835)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(38,531)	$(28,873)	$(145,718)	$(216,880)
Non-controlling interest	(26)	(17)	357	(19)
TOTAL COMPREHENSIVE LOSS	$(38,557)	$(28,890)	$(145,361)	$(216,899)

Net loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	50,798,915	50,796,743	50,798,915	50,796,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2025

 (EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Number of shares	Par Value	Additional Paid-in Capital	Subscription Receivable	Accumulated Other Comprehensive Income	Stockholders’ Deficit	Total equity attributable to equity shareholders of the Company	Non- controlling interest	Total
Balance at December 31, 2023	50,800,761	$50,801	$8,885,166	$—	$28,682	$(9,198,731)	$(234,082)	$(3,979)	$(238,061)
Stock issued for services	17,550	18	70,182	—	—	—	70,200	—	70,200
Stock issued for cash	32,345	32	129,348	(97,380)	—	—	32,000	—	32,000
Foreign currency translation Loss	—	—	—	—	20	—	20	8	28
Net loss	—	—	—	—	—	(123,536)	(123,536)	—	(123,536)
Balance at March 31, 2024	50,850,656	50,851	9,084,696	(97,380)	28,702	(9,322,267)	(255,398)	(3,971)	(259,369)
Settlement of subscription	—	—	—	97,380	—	—	97,380	—	97,380
Foreign currency translation loss	—	—	—	—	(23)	—	(23)	(10)	(33)
Net loss	—	—	—	—	—	(64,468)	(64,468)	—	(64,468)
Balance at June 30, 2024	50,850,656	50,851	9,084,696	—	28,679	(9,386,735)	(222,509)	(3,981)	(226,490)
Foreign currency translation loss	—	—	—	—	(43)	—	(43)	(17)	(60)
Net loss	—	—	—	—	—	(28,831)	(28,831)	—	(28,831)
Balance at September 30, 2024	50,850,656	$50,851	$9,084,696	$—	$28,636	$(9,415,566)	$(251,383)	$(3,998)	$(255,381)

Balance at December 31, 2024	50,854,726	$50,855	$9,100,972	$—	$28,627	$(9,479,487)	$(299,033)	$(4,002)	$(303,035)
Foreign currency translation loss	—	—	—	—	(1,292)	—	(1,292)	357	(935)
Net loss	—	—	—	—	—	(58,646)	(58,646)	—	(58,646)
Balance at March 31, 2025	50,854,726	50,855	9,100,972	—	27,335	(9,538,133)	(358,971)	(3,645)	(362,616)
Foreign currency translation loss	—	—	—	—	(208)	—	(208)	26	(182)
Net loss	—	—	—	—	—	(47,041)	(47,041)	—	(47,041)
Balance at June 30, 2025	50,854,726	50,855	9,100,972	—	27,127	(9,585,174)	(406,220)	(3,619)	(409,839)
Foreign currency translation loss	—	—	—	—	333	—	333	(26)	307
Net loss	—	—	—	—	—	(38,864)	(38,864)	—	(38,864)
Balance at September 30, 2025	50,854,726	$50,855	$9,100,972	$—	$27,460	$(9,624,038)	$(444,751)	$(3,645)	$(448,396)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the nine months ended
	September 30, 2025	September 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(144,551)	$(216,835)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,640	3,419
Stock issued for services	—	70,200
Unrealized foreign exchange gain	2,010	(2,025)
Prepaid expenses	5,200	(35,194)
Accounts payable and accruals	10,442	(889)
Accounts payable and accrued liabilities – related party	37,558	—
Accrued interest and interest expenses	2,240	2,303
Accrued interest - related party	296	418
Net cash used in operating activities	(83,165)	(178,603)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	(1,239)
Net cash used in investing activities	—	(1,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Overdraft advances	—	(6)
Proceeds from related party advances	84,550	94,815
Repayments of related party advances	(1,280)	(38,754)
Proceeds from related party debt	—	10,428
Repayments of related party debt	—	(15,945)
Proceeds from private placement(s)	—	129,380
Net cash provided by financing activities	83,270	179,918

CHANGE IN CASH DURING THE PERIOD	105	76

CASH BEGINNING	4	—

CASH ENDING	$109	$76

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2024, included in the Company’s 2024 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,624,038 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of input that are used to measure fair value:

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and highly liquid instruments with an original maturity of nine months or less. As of September 30, 2025, and December 31, 2024, the Company does not have cash equivalents.

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost and depreciated to its estimated residual values using the straight-line method over its estimated useful lives of 8 years. Property, plant, and equipment consisted of the following:

	Server	Web Design	TOTAL
COST
Balance, December 31, 2024	$30,048	$7,326	$37,374
Additions	—	—	—
Balance, September 30, 2025	$30,048	$7,326	$37,374

ACCUMULATED DEPRECIATION
Balance, December 31, 2024	$20,564	$2,920	$23,484
Depreciation Expense	987	227	1,214
Balance, March 31, 2025	21,551	3,147	24,698
Depreciation Expense	987	226	1,213
Balance, June 30, 2025	22,538	3,373	25,911
Depreciation Expense	987	226	1,213
Balance, September 30, 2025	$23,525	$3,599	$27,124

PROPERTY, PLANT AND EQUIPMENT, NET
Balance, December 31, 2024	$9,484	$4,406	$13,890
Balance, September 30, 2025	$6,523	$3,727	$10,250

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

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred $0 and $64 in advertising costs during the nine months ended September 30, 2025, and 2024, respectively.

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

During the nine months ended September 30, 2025, the Company did not issue any of the Company’s common stock.

During the nine months ended September 30, 2024, the Company issued 17,550 shares of the Company’s common stock, with a fair value of $70,200, for services rendered, and issued 32,345 shares of the Company’s common stock for cash proceeds of $129,380.

As of September 30, 2025 and December 31, 2024 there were 50,854,726 shares of common stock issued and outstanding.

NOTE 4 – DEBT

As of September 30, 2025, the Company has loans payable of $102,164 (December 31, 2024 – $99,826) in principal and accrued interest of $33,051 (December 31, 2024 - $30,811) outstanding. Included in the balance of debt, $29,402 (December 31, 2024 - $27,250) was cash advanced with no interest bearing and due on demand and $72,762 (December 31, 2024 - $72,576) was loans that bear interest at a rate of 4% per annum, are unsecured, and are payable on demand.

NOTE 5 – RELATED PARTY DEBT

As of September 30, 2025, the Company has debt of $10,097 (December 31, 2024 - $9,615) in principal and accrued interest of $10,548 (December 31, 2024 - $10,252) due to a director of the Company. Included in the balance of debt at September 30, 2025, $3,206 was cash advanced net of repayments bearing no interest and due on demand and $6,891 was a loan that bears interest at a rate of 4% per annum, is unsecured, and is payable on demand.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2025, the CEO of the Company had earned compensation of $37,558, advanced the Company $83,438, and was repaid $1,280 which resulted in an accounts payable and accrued liabilities – related parties of $223,376 as of September 30, 2025. These amounts are unsecured, without interest, and payable on demand.

During the nine months ended September 30, 2025, the CEO’s brother in-law (and shareholder), had advanced the Company $917 resulting in an accounts payable and accrued liabilities – related parties balance of $7,780 as of September 30, 2025. These amounts are unsecured, without interest, and payable on demand.

During the nine months ended September 30, 2025, the CEO’s brother (and shareholder), had advanced the Company $195 resulting in an accounts payable and accrued liabilities – related parties balance of $2,055 as of September 30, 2025. These amounts are unsecured, without interest, and payable on demand.

During the nine months ended September 30, 2025, a director of the Company had advanced the Company $0 resulting in an accounts payable and accrued liabilities – related parties balance of $1,043 as of September 30, 2025. These amounts are unsecured, without interest, and payable on demand.

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

Segment Revenue and Loss

The following table sets forth significant expense categories and other specific amounts included in consolidated net loss that were provided to the CODM for the nine months ended September 30, 2025, and 2024.

	September 30, 2025	September 30, 2024
Revenue	$—	$—

Segment operating expenses:
Advertising & Promotions	—	64
Business Fees & Licenses	1,775	4,714
Courier & Postage	57	64
Office Supplies	93	1,215
Motor Vehicle Expenses	1,470	2,137
Office Expense	26	302
Telephone	1,756	1,717
Travel & Entertainment	17,500	153
Food Expense	1,735	5,503
Other[1]	410	1,598
Amortization Expense	3,639	3,419
Accounting & Legal	34,899	32,767
Professional Fees	36,310	107,661
Wages & Benefits	37,558	51,553
Total Segment operations expense	137,228	212,867
Loss from operations	137,228	212,867
Interest Expense	7,323	3,968
Segment net loss	$144,551	$216,835

[1]	Other segment expense items included in Segment net loss include realized and unrealized (gain) loss on foreign exchange and bank fees.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events from September 30, 2025, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed except as follows:

Subsequent to September 30, 2025, related parties made payments on the Company’s behalf of CAD $5,702 and USD $3,200. In addition, a related party advanced the Company CAD $4,500 and was repaid CAD $140.

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

Results of Operations

For the nine and three months ended September 30, 2025, and 2024

Revenue

We did not generate revenue during the nine and three months ending September 30, 2025, and 2024.

Costs and Expenses

During the nine months ended September 30, 2025, there were $137,228 of operating expenses consisting of general and administrative expenses compared to $212,867 of operating expenses for the same period in 2024. The decrease in the operating expenses is mainly related to bonuses or commission fees paid through shares during the same period in 2024, with no similar expenses during the nine months ended September 30, 2025.

During the three months ended September 30, 2025, there were $38,005 of operating expenses consisting of general and administrative expenses compared to $26,661 of operating expenses for the same period in 2024. The increase of operating expenses mainly related to the Company recognizing more wages and travel expenses in the three months ended September 30, 2025 whereas in the three months ended September 30, 2024 the Company only incurred minimal travel expenses in the three months ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2025, the Company had $109 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the nine months period ended September 30, 2025, and 2024.

In summary, our cash flows were as follows:

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Net cash used in operating activities	$(83,165)	$(178,603)
Net cash used in investing activities	—	(1,239)
Net cash provided by financing activities	83,270	179,918
Net increase in cash	105	76
Cash, beginning of period	4	—
Cash, end of period	$109	$76

Due to the limited nature of the Company’s operations to date, the Company does not believe that past performance is any indication of future performance. The impact on the Company’s revenues of recognized trends and uncertainties in our market will not be recognized until such a time as the Company has had sufficient operations to provide a baseline.

Operating activities

Net cash used in operating activities was $83,165 for the nine months ended September 30, 2025, as a result of net loss of $144,551 offset by change in accounts payable and accrual liabilities of $10,442, change in accounts payable and accrued liabilities – related party of $37,558, unrealized foreign exchange gain of $2,010, change in prepaid expenses of $5,200, depreciation of $3,640, and a change in accrued interest and accrued interest-related party of $2,536.

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

Investing activities

No cash was used in investing activities for the nine months ended September 30, 2025.

Net cash used in investing activities was $1,239 for the nine months ended September 30, 2024, as a result of purchasing a printer.

Financing activities

Net cash provided by financing activities was $83,270 for the nine months ended September 30, 2025, as a result $84,550 proceeds from cash advanced from a related party offset by $1,280 repayments of related party advances.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2025, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer), who is also our Chief Financial Officer (our principal financial officer), who concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2025, there were no changes in our system of internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2025, the Company did not issue any shares of the Company’s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 12, 2025

Biocrude Technologies USA, Inc.
Registrant

By:	/s/ John Moukas
Chief Executive Officer