Form 10-K
period 2025-12-31
BioCrude Technologies USA, Inc.
filed 2026-03-27
CIK 1690384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The number of shares of Common Stock, $0.001 par value, outstanding as of December 31, 2025, was 50,861,976 shares.

The number of shares of Common Stock, $0.001 par value, outstanding as of March 27, 2026, was 50,871,226 shares.

BIOCRUDE TECHNOLOGIES USA, INC.

FOR THE FISCAL YEAR ENDED

 DECEMBER 31, 2025

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

Throughout this Annual Report references to “we”, “our”, “us”, “the Company”, and similar terms refer to Biocrude Technologies USA, Inc.

PART I

ITEM 1. BUSINESS

General Business Development

Company Formation

BioCrude Technologies USA, Inc. (the “Company” or “BioCrude”) is a Nevada corporation formed on August 4, 2015. On November 8, 2016, the Company amended its Articles of Incorporation to change its legal name from BioCrude Technologies, Inc. to BioCrude Technologies USA, Inc. The Company is an early-stage resource management and environmental technology company focused on the development of integrated municipal solid waste (“MSW”) treatment solutions that convert waste streams into renewable energy and marketable by-products.

The Company has not yet generated operating revenues and is subject to significant risks and uncertainties associated with early-stage companies, including the need to secure financing, execute concession agreements, complete feasibility studies, and construct and operate large-scale infrastructure projects. The Company’s independent auditors have issued an audit opinion that includes a going concern emphasis-of-matter paragraph.

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

Landfilling is one of the most common ways of municipal solid waste disposal in developing countries. Air pollutants emitted from landfills contribute to the emissions in the atmosphere of greenhouse gases and cause serious problems to human health.

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

These projects are intended to be implemented under Build, Own, Operate and Transfer (“BOOT”) or similar public-private partnership structures.

Under this model, BioCrude seeks to obtain concession agreements, land lease rights, treated water supply agreements, and power purchase agreements.

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

Technology and Operations

BioCrude’s proposed facilities are intended to integrate multiple waste treatment processes within a single complex. These processes are intended to maximize recovery of energy and materials from municipal solid waste while minimizing reliance on landfilling.

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

A vote of confidence has been bestowed to BioCrude, by the governmental authorities of the Republic of Côte d’Ivoire, on its proposed integrated waste management solution for the two regions of Dabou, District des Lagunes, and Bouaké, District Autonome de la Vallée du Bandama, through the Government’s initiative of advancing negotiations for the realization of engagements, via the necessary Concession Agreements (delivery of MSW, Land and Supply of Treated Effluent) for 30 years, with a renewal option of 30 years), all backed with Sovereign Guarantees, for the implementation (design, build, finance and operate) of two (2) 2,000 TPD Municipal Solid Waste to Energy Complexes; one (1) for the city of Dabou and one (1) for the city of Bouake. Hereunder are key milestones achieved:

●	On May 25, 2023, The Ministry of Environment and Sustainable Development sent an internal memorandum to the Ministry of Mines, Petrol and Energy, informing them that they approved the project and are waiting for their feedback with regards to the proposal(s).

●	On September 6, 2023, the CEPICI not only approved BioCrude’s proposals, but confirmed eligibility of investment initiatives with government sanctioned financial metric exemptions (fiscal taxation, customs/duties exonerations, etc…) and contractual concessions (land, treated sewage effluent, MSW guarantee and delivery and resale of procured renewable energy (via a Power Purchase Agreement (PPA) and other marketable byproducts), and as such, notified the other divisions of government of the Republic of Cote d’Ivoire to proceed with engagement (dialogue, work sessions and negotiations) with BioCrude, for the potential successful realization of the two submitted proposals.

●	On September 6, 2023, the Ministry of Mines, Petrol and Energy and Côte d’Ivoire Énergies (CIE) invited BioCrude for work sessions on the submitted proposals. Work sessions continued for several months.

●	On October 3, 2023, BioCrude submitted to SOGEDI, a request for the land concessions (under emphyteutic terms), for both locations of the proposed submissions, to which we received, proposed parcels of land, with the appropriate zoning and site characteristics requested, for both regions.

●	On February 5, 2024, BioCrude signed, with the Ministry of Mines, Petrol and Energy, a Memorandum of Understanding (MOU) defining the scope of our collaboration for the development of the two Municipal Solid Waste to Energy complexes for the municipalities of Dabou and Bouaké. One (1) of the conditions was that BioCrude had to engage an engineering firm (from a list of approved suppliers by the Ministry of Mines, Petrol and Energy) to have feasibility studies done for each project (proposal for Dabou, District des Lagunes and proposal for Bouaké, District de la Vallée du Bandama). Upon a favorable analysis and evaluation of the feasibility studies, , two (2) Power Purchase Agreements (PPAs) will be signed with the “Compagnie Ivoirienne d’Électricité (CIE) du Côte d’Ivoire”, with the Ministry of Mines, Petrol and Energy and the Ministry of Budget and Finance as intervening ministries, whereby same will buy back all procured renewable energy (net of self-consumption of the complexes) from the MSW to Energy complexes for the terms of the Concessions (and renewal options).

●	On March 5, 2024, the Governor-Minister of the District des lagunes signed the Concessions contractual Agreements, as well as the Deed of Assignment pursuant to a Public-Private Partnership.

●	On March 18, 2024, BioCrude commissioned the feasibility study works for both projects (Dabou and Bouake) to “Le Groupement CI-ENERGIES (ministry approved engineering firm).

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

6.	Construction: 10 to 14 months following the execution of E.5. above, incorporating a startup synchronization period of approximately 1 to 2 months

7.	Operation and Maintenance Complex: NA for Development timeline

F. Project Management and Control: Project Implementation Plan (PIP)

1.	A preliminary feasibility study and a detailed report of the complex: Completed

2.	Strategic planning and economic analysis: Completed

3.	The selection of the field: Completed

4.	Preliminary engineering: Completed

●	Economic analysis and project risks

●	The estimate of the total capital investment as well as operating and maintenance costs

●	The preliminary assessment of environmental impact and permitting requirements

●	Technology research, analysis, and conceptualization

5.	Reliability analysis: Completed

6.	The technology selection, project configuration and sizing: Concurrently with task E.3. and its timeline: Completed

7.	The studies and engineering plans for the environmental permitting: Concurrently with task E.3. and its timeline: June 2026

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

* On July 27, 2017, the Governmental Authorities of the Autonomous Island of the Grande Comore have issued to BioCrude a “Treasury Bond”, with supporting literature (indenture, resolutions, etc.; as filed with SEC as part of the Company’s S-1(/A) registration statement(s), as well as other in other Form filings) bearing a face value of twenty million United States Dollars (20,000,000 USD), in lieu of a “Revolving Letter of Credit (RLC)”, replenished quarterly (for the duration of the term of the contractual engagements), as per the provisions and stipulations of the contractual engagements (Concessions and Power Purchase Agreements). This Treasury Bond serves as a default payment mechanism guarantee, in the event of nonpayment of the Governmental Authorities of the Autonomous Island of the Grande Comore’s financial contractual obligations (tipping fees and/or fees due for the purchase of the renewable energy), which same can immediately, after default, be executed upon by BioCrude, to remedy default.

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

Employees

As of December 31, 2025, we have one officer (Mr. John Moukas) who is also a director of the company, and two non-employee directors, (Mr. Boris Baran and Mr. Edmond-Dario Monzon). We have no agreements with any of our management regarding any services, but we do use independent professional contractors to execute work on a need-to-need basis.

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

Public Reference Room

100 F. Street N.W.

 Washington, D.C. 2054900405

Telephone: (800) SEC-0330

ITEM 1A. RISK FACTORS

We are at a very early operational stage, and our success is subject to substantial risks. An investment in our common stock involves a high degree of risk. You should carefully consider the risks described herein.

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

Holders of Common Stock

As of December 31, 2025, we had 329 stockholders of record for the 50,861,976 shares outstanding. As of March 27, 2025, we have 329 stockholders of record for the 50,865,726 shares outstanding.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2025, the Company issued 6,250 shares of the Company’s common stock for cash proceeds of $25,000 and a 1,000 shares of the Company’s common stock for services.

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

OVERVIEW AND OUTLOOK

With the conclusion of signing of the Concession Agreements with the country of the Republic of Côte d’Ivoire (we anticipate that this will be done within the next few months; waiting for clearance from the Ministry of Mines, Petrol and Energy of our deposited feasibility study, as well as the Ministry of Economy and Finance) and the anticipate raise of funds through a (IPO, Reg A, etc…) the Company, during the next twelve months should be able to aggressively implement the building of its corporate infrastructure by adding a few key senior managers to oversee the control of the management of the Complexes and the general management of the Company. In addition, technical staff experienced in the management of the Engineering, Procurement, and Construction (“EPC”) activities, a key component in controlling the successful creation of a Complex will also be hired. The anticipated cost for accomplishing this is approximately $8 million, which includes the provisions for infrastructure development of the Company (construction, fixed assets and equipment procurement), human resource staffing and working capital.

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

RESULTS OF OPERATIONS

Revenue

We did not generate revenue during the years ended December 31, 2025, and 2024.

Costs and Expenses

During the year ended December 31, 2025, there was $193,977 of operating expenses consisting of general and administrative expenses. Operating expenses for the prior year ended December 31, 2024 was $277,134, consisting of general and administrative expenses. The decrease was mainly due to lower professional fees charged for lobbying activities, as the Company reduced its related lobbying activities in 2025.

Liquidity and Capital Resources

As of December 31, 2025, the Company has cash of $1,946 and did not have any other cash equivalents. The following table provides detailed information about our net cash flows for the years ended December 31, 2025 and 2024. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Net cash used in operating activities	$(161,368)	$(203,728)
Net cash used in investing activities	—	(2,550)
Net cash provided by financing activities	163,310	206,282
Effect of exchange rate changes on cash	—	—
Net decrease in cash	1,942	4
Cash, beginning of year	4	—
Cash, end of year	$1,946	$4

GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,676,929 since its inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.

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

Operating Activities

Net cash used in operating activities was $161,368 for the year ended December 31, 2025, due to the net loss of $197,442, offset by a decrease of $5,200 in prepaid expenses, increases by non-cash adjustments of $13,246 and increases in operating liabilities of $17,628. Net cash used in operating activities was $203,728 for the year ended December 31, 2024, due to the net loss of $280,756, an increase of $5,200 in prepaid expenses, offset by net non-cash adjustments of $68,893 and increases in operating liabilities of $13,335.

Investing Activities

Net cash used in investing activities was $Nil and $2,550 for the years ended December 31, 2025 and 2024, respectively, for the purchase of property, plant and equipment.

Financing Activities

Net cash provided by financing activities was $163,310 for the year ended December 31, 2025, due to the proceeds received from private placement of $25,000, advances from related parties of $160,376, offset by $22,066 for repayments to related parties. Net cash provided by financing activities was $206,282 for the year ended December 31, 2024, due to the proceeds received from private placement of $144,060, advances from related parties of $123,973, offset by $61,745 for repayments to related parties.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS AND EXHIBITS.

BioCrude Technologies USA, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

BioCrude Technologies USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BioCrude Technologies USA, Inc. as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of of BioCrude Technologies USA, Inc. as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans regarding to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to BioCrude Technologies USA, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Mac Accounting Group & CPAs, LLP

We served as BioCrude Technologies USA, Inc.’s auditor from 2023 through 2025.

Midvale, Utah

March 27, 2025

Report of the Independent Registered Public Accounting Firm

Board of Directors and Stockholders

BioCrude Technologies USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BioCrude Technologies USA, Inc. (the “Company”) as of December 31, 2025, and the related statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the 2025 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as BioCrude Technologies USA, Inc.'s auditor since 2026.

/s/ Bodwell Vasek Wells DeSimone LLP

Dallas, Texas

March 27, 2026

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash	$1,946	$4
Prepaid expenses	—	5,200
TOTAL CURRENT ASSETS	1,946	5,204

Property, plant and equipment, net	9,037	13,890
TOTAL ASSETS	$10,983	$19,094

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$72,443	$58,199
Accounts payable and accrued liabilities - related parties	251,736	113,426
Related party debt	21,008	19,867
Debt	137,243	130,637
TOTAL CURRENT LIABILITIES	482,430	322,129
TOTAL LIABILITIES	482,430	322,129

Commitments and contingencies (note 9)	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, 50,861,976 and 50,854,726 shares outstanding at December 31, 2025 and 2024, respectively	50,862	50,855
Additional paid in capital	9,129,965	9,100,972
Accumulated other comprehensive income	28,648	28,627
Accumulated deficit	(9,676,929)	(9,479,487)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTABLE TO EQUITY STOCKHOLDERS’ OF THE COMPANY	(467,454)	(299,033)
NON-CONTROLLING INTEREST	(3,993)	(4,002)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,983	$19,094

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(EXPRESSED IN US DOLLARS)

	Years Ended December 31,
	2025	2024
OPERATING EXPENSES
General and administrative expenses	$193,977	$277,134
LOSS FROM OPERATIONS	(193,977)	(277,134)
Interest expense	(3,465)	(3,622)
NET LOSS	(197,442)	(280,756)
OTHER COMPREHENSIVE LOSS
Translation to reporting currency	30	(78)
TOTAL COMPREHENSIVE LOSS	$(197,412)	$(280,834)

NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(197,442)	$(280,756)
Non-controlling interest	—	—
NET LOSS	$(197,442)	$(280,756)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(197,421)	$(280,811)
Non-controlling interest	9	(23)
TOTAL COMPREHENSIVE LOSS	$(197,412)	$(280,834)

Net loss per share - basic and diluted	$(0.00)	$(0.01)
Weighted average number of common shares outstanding – basic and diluted	50,739,855	50,860,304

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

	Number of shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total equity attrib. to equity shareholders	Non- controlling interest	Total
Balance at December 31, 2023	50,800,761	$50,801	$8,885,166	$28,682	$(9,198,731)	$(234,082)	$(3,979)	$(238,061)
Stock issued for services	17,950	18	71,782	—	—	71,800	—	71,800
Stock issued for cash	36,015	36	144,024	—	—	144,060	—	144,060
Foreign currency translation loss	—	—	—	(55)	—	(55)	(23)	(78)
Net loss attributable to equity shareholders	—	—	—	—	(280,756)	(280,756)	—	(280,756)
Balance at December 31, 2024	50,854,726	50,855	9,100,972	28,627	(9,479,487)	(299,033)	(4,002)	(303,035)
Stock issued for services	1,000	1	3,999	—	—	4,000	—	4,000
Stock issued for cash	6,250	6	24,994	—	—	25,000	—	25,000
Foreign currency translation gain	—	—	—	21	—	21	9	30
Net loss attributable to equity shareholders	—	—	—	—	(197,442)	(197,442)	—	(197,442)
Balance at December 31, 2025	50,861,976	$50,862	$9,129,965	$28,648	$(9,676,929)	$(467,454)	$(3,993)	$(471,447)

The accompanying notes are an integral part of these consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(197,442)	$(280,756)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,853	4,593
Stock issued for services	4,000	71,800
Unrealized loss (gain) on foreign exchange rates	4,393	(7,500)
Changes in operating assets and liabilities
Prepaid expenses	5,200	(5,200)
Accounts payable and accruals	14,244	9,713
Accrued interest and interest expenses	2,989	3,050
Accrued interest - related party	395	572
Net cash used in operating activities	(161,368)	(203,728)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	(2,550)
Net cash used in investing activities	—	(2,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Overdraft advances	—	(6)
Proceeds from private placement	25,000	144,060
Advances from related parties	160,376	123,973
Repayments to related parties	(22,066)	(61,745)
Net cash provided by financing activities	163,310	206,282

CHANGE IN CASH DURING THE YEAR	1,942	4

CASH BEGINNING	4	—

CASH ENDING	$1,946	$4

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

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

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date, has accumulated losses of approximately $9,700,000 and has reported a working capital deficit since its inception.   The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern for the 12-month period after the date the consolidated financial statements are issued.   The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations. Substantial doubt about the Company’s ability to continue as a going concern remains, as the Company is dependent on factors outside of its control.

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

Foreign Currency Translation and Transaction

The Company’s functional currency was the United States dollar. Biocrude HK maintain its accounting records in its local currency, the Hong Kong dollar.

Foreign exchange gains and losses on the settlement of foreign currency transactions are included in general and administration expenses (2025 – gain of $4,393, 2024 – gain of $7,422). Except for translations of intercompany balances, all translations of monetary balances to the functional currency at the year-end exchange rate are included in foreign exchange expenses. The translations of intercompany balances to the functional currency at the year-end exchange rate are included in accumulated other comprehensive income or loss (2025 – gain of $30, 2024 – loss of $78).

The Company has not, to the date of these consolidated financial statements, entered into derivative investment instruments to offset the impact of foreign currency fluctuations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and highly liquid instruments with an original maturity of three months or less. As of December 31, 2025, and 2024, the Company did not have cash equivalents.

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost and depreciated to its estimated residual values using the straight-line method over its estimated useful lives of 8 years. Property, plant, and equipment consisted of the following:

	Server & Equipment	Web Design	Total
COST

Balance, December 31, 2023	$27,498	$7,326	$34,824
Additions (Disposals)	2,550	—	2,550
Balance, December 31, 2024	30,048	7,326	37,374
Additions (Disposals)	—	—	—
Balance, December 31, 2025	$30,048	$7,326	$37,374

ACCUMULATED DEPRECIATION

Balance, December 31, 2023	$16,876	$2,015	$18,891
Depreciation Expense	3,688	905	4,593
Balance, December 31, 2024	20,564	2,920	23,484
Depreciation Expense	3,948	905	4,853
Balance, December 31, 2025	$24,512	$3,825	$28,337

PROPERTY, PLANT AND EQUIPMENT, NET
Balance, December 31, 2024	$9,484	$4,406	$13,890
Balance, December 31, 2025	$5,536	$3,501	$9,037

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

Income Taxes

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income for the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income statement in the period that includes the date of enactment. Additionally, ASC 740, “Income Taxes”, requires the Company to recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.

Segment Reporting

The Company operates as a single operating and reportable segment, a resource management expertise and services provider. Our Chief Executive Officer is our Chief Operating Decision Maker, (CODM) who evaluates performance and makes operating decisions about allocating resources based on a consolidated basis (See Note 8).

Recent Accounting Pronouncements Not Yet Effective

In November 2024, the FASB issued ASU No. 2024-03 “Disaggregation of Income Statement Expenses” (“ASU 2024-03”). The amendments in ASU 2024-03 aim to the improvement of the decision usefulness of expense information on public business entities’ income statement through the disaggregation of relevant expense captions in the notes to the financial statements. ASU 2024-03 will be effective for the Company’s Annual Report on Form 10-K for the year ending December 31, 2027, with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

Recently Adopted Accounting Standards:

In December 2023, the FASB issued ASU No. 2023-09 “Income Tax (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The amendments in ASU 2023-09 aim to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for the Company’s Annual Report on Form 10-K for the year ending December 31, 2025, with early adoption permitted. The Company adopted ASU 2023-09, which did not have a material impact on the Company’s consolidated financial statements.

Earnings Per Share Information

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred $Nil and $64 in advertising and marketing costs during the years ended December 31, 2025, and 2024, respectively.

NOTE 3 – STOCKHOLDER’S DEFICIT

Common stock

The authorized common stock of the Company consists of 75,000,000 shares with a $0.001 par value.

During the year ended December 31, 2025, the Company issued 6,250 shares of the Company’s common stock for cash proceeds of $25,000. The Company also issued 1,000 shares with a fair value of $4,000 for services rendered.

During the year ended December 31, 2024, the Company issued 17,950 shares of the Company’s common stock, with a fair value of $71,800 for services rendered. The Company also issued 36,015 shares of the Company’s common stock for cash proceeds of $144,060.

NOTE 4 – DEBT

As of December 31, 2025, the Company has loans payable of $103,443 (December 31, 2024 – $99,826) in principal and accrued interest of $33,800 (December 31, 2024 - $30,811) outstanding. Included in the balance of debt, $29,439 (December 31, 2024 - $27,250) was cash advanced with no interest bearing and due on demand and $74,004 (December 31, 2024 - $72,576) were loans that bear interest at a rate of 4% per annum, are unsecured, and are payable on demand.

NOTE 5 – RELATED PARTY DEBT

As of December 31, 2025, the Company has debt of $10,360 (December 31, 2024 - $9,615) in principal and accrued interest of $10,648 (December 31, 2024 - $10,252) due to a director of the Company, that bears interest at a rate of 4% per annum, is unsecured, and is payable on demand.

NOTE 6 - INCOME TAXES

The Company has established a valuation allowance against deferred tax assets due to the uncertainty surrounding the realization of such assets as evidenced by the cumulative losses from operations through December 31, 2025. Management periodically evaluates the recoverability of the deferred tax assets. At such a time when it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced accordingly and recorded as a tax benefit.

A reconciliation of income taxes at statutory rates is as follows:

	Years Ended December 31,
	2025	2024
LOSS BEFORE INCOME TAXES	$(197,442)	$(280,756)
Statutory tax rate	21%	21%
Expected recovery at statutory rate	(41,463)	(58,959)
Non-deductible expenses	—	—
Temporal differences	1,019	965
Change in valuation allowance	40,444	57,994
Income tax expense	$—	$—

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	Years Ended December 31,
	2025	2024
Non-capital losses	$(512,048)	$(476,154)
Valuation allowance	512,048	476,154
Net deferred tax asset	$—	$—

The Company has non-capital losses carried forward of approximately $2,438,323 which expire between 2030 and 2045.

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

During the year ended December 31, 2025, the CEO of the Company had earned compensation and advanced the Company of $159,264 and was repaid $22,066 which resulted in an accounts payable and accrued liabilities – related parties of $240,858 as of December 31, 2025. These amounts are unsecured, without interest, and payable on demand.

During the year ended December 31, 2025, the CEO’s brother in-law (and shareholder), had advanced the Company $917 resulting in an accounts payable and accrued liabilities – related parties balance of $7,780 as of December 31, 2025. These amounts are unsecured, without interest and payable on demand.

During the year ended December 31, 2025, the CEO’s brother (and shareholder), had advanced the Company $195 resulting in an accounts payable and accrued liabilities – related parties balance of $2,055 as of December 31, 2025. These amounts are unsecured, without interest and payable on demand.

During the year ended December 31, 2025, a director of the Company had advanced the Company $0 resulting in an accounts payable and accrued liabilities – related parties balance of $1,043 as of December 31, 2025. These amounts are unsecured, without interest, and payable on demand.

The total of all activity discussed above equated to all related parties advancing the Company $160,376 and being repaid $22,066 during the year ending December 31, 2025, and resulted in an ending accounts payable and accrued liabilities - related party balance of $251,736 at December 31, 2025.

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

Segment Revenue and Loss

The following table sets forth significant expense categories and other specific amounts included in consolidated net loss that are otherwise regularly provided to the CODM for the years ended December 31, 2025, and 2024.

	December 31, 2025	December 31, 2024
Revenue	$—	$—
	—	—
Segment operating expenses:
Advertising & Promotions	—	64
Business Fees & Licenses	4,125	4,714
Courier & Postage	57	333
Office Supplies	345	2,734
Motor Vehicle Expenses	1,931	2,918
Office Expense	88	302
Telephone	3,171	2,550
Travel & Entertainment	20,225	153
Food Expense	2,836	7,191
Promotion Expense	993	1,266
Other[1]	8,789	(2,197)
Amortization Expense	4,852	4,594
Accounting & Legal	51,954	46,781
Professional Fees	57,053	154,178
Wages & Benefits	37,558	51,553
Total Segment operations expense	193,977	277,134
Loss from operations	193,977	277,134
Interest Expense	3,465	3,622
Segment net loss	$197,442	$280,756

[1]	Other segment expense items included in Segment net loss include realized and unrealized (gain) loss on foreign exchange and bank fees.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company did not have any significant commitments, long-term obligations, or guarantees as of December 31, 2025 and 2024.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events from December 31, 2025, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed except as follows:

Subsequent to December 31, 2025, During the year ended December 31, 2024, the Company issued 3,750 shares of the Company’s common stock, with a fair value of $15,000 for cash proceeds of $15,000.

Subsequent to December 31, 2025, related parties made payments, on the Company’s behalf, of CAD 1,905. The Company also issued stock at $4 per share for 5,000 shares to settle outstanding accounts payable invoices.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our current registered independent public accountant is Bodwell Vasek Wells DeSimone LLP’s (“BVWD”), situated at 8117 Preston Road, Suite 460, Dallas, Texas 75225 (Tel: 972-591-3224; Website: https://bvwd.com/) as its new registered independent public accountant, as per the stipulations declared on the Form 8-K, dated February 5, 2026. During the fiscal year ended December 31, 2024, there were no disagreements whatsoever, with our registered independent public accountant (MAC Accounting Group & CPAs, LLP ) on any matter of accounting principles or practices, fiscal statement disclosures or auditing scope or procedure which, if not resolved by our registered independent public accountants, would have caused same to make reference to the subject matter of the disagreements in connection with its reports for such fiscal year(s); and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K except for the material weakness mentioned hereunder in Item 9A, Controls and Procedures (sub-section “Management’s Report on Internal Control Over Financial Reporting”).

The reports of MAC Accounting Group & CPAs, LLP on our financial statements, as of and for the fiscal years ended December 31, 2024, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports for each such fiscal year included a paragraph (of unqualified opinions) stating that there was substantial doubt about our ability to continue as a going concern.

ITEM 9A. CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer, John Moukas, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this report. Based on that evaluation, he has concluded that, as of December 31, 2025, our disclosure controls and procedures were not designed at a reasonable assurance level and were not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2025 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers

Name	Age	Position
John Moukas	60	Director, President and CEO
Boris Baran	79	Director and Secretary
Edwin-Dario Monzon	48	Independent Director
Domenico Chiovitti	80	Officer and Advisor to the Board
Peter Rona	80	Advisor to the Board

Directors, Executive Officers, Advisors, Promoters and Control Persons

●	John Moukas: B.Sc. Eng., Chairman / CEO; Specializing in early-stage technology start-ups, finance and securities (private and public corporations).

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

(a) Name and Principal Position	(b) Year		(c) Salary*	(d) Bonus	(e) Stock Awards	(f) Option Awards	(g) Non-equity Incentive Plan Compensation	(h) Nonqualified Deferred Compensation earnings	(i) All Other compensation	(j) Total Compensation
John Moukas, Chief
Executive Officer	2024		$51,553	0	0	0	0	0	0	$$51,553
President & Director	2025	*	$37,558	0	0	0	0	0	0	$$37,558

Boris Baran	2024		$0	0	0	0	0	0	0	$0
Secretary Treasurer, & Director	2025	*	$0	0	0	0	0	0	0	$0

Edwin-Dario Monzon	2024		$0	0	0	0	0	0	0	$0
Director	2025	*	$0	0	0	0	0	0	0	$0

*As of December 31, 2025

**Stock Award(s): There were no outstanding stock awards as of December 31, 2025.

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2025, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Transaction Type (Account Recorded)	Address	Number of Shares Beneficially Owned (*)	Percent of Class (**)
John Moukas (Chairman/CEO)	Historical: Creator, Incubator of Company – Acquired Stock	465 88th Avenue, Laval, Quebec, Canada H7W 3G1	39,437,825	77.54
Boris Baran (Secretary/Director)	Acquired Stock	1008-5350 MacDonald Ave., Montreal, Quebec Canada H3X 2V2	1,008,500	1.98

(*)	Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute “Beneficial Ownership” of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(**)	The percentage of class is calculated based on the number of shares outstanding on December 31, 2025: 50,861,976.

Changes in Control

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

As of December 31, 2025, the Company has debt of $10,360 in principal and accrued interest of $10,647 due to a director of the Company, that bears interest at a rate of 4% per annum, is unsecured, and is payable on demand.

During the year ended December 31, 2025, the CEO of the Company had earned compensation and advanced the Company of $159,264 and was repaid $22,066 which resulted in an accounts payable and accrued liabilities – related parties of $240,858 as of December 31, 2025. These amounts are unsecured, without interest, and payable on demand.

During the year ended December 31, 2025, the CEO’s brother in-law (and shareholder), had advanced the Company $917 resulting in an accounts payable and accrued liabilities – related parties balance of $7,780 as of December 31, 2025. These amounts are unsecured, without interest and payable on demand.

During the year ended December 31, 2025, the CEO’s brother (and shareholder), had advanced the Company $195 resulting in an accounts payable and accrued liabilities – related parties balance of $2,055 as of December 31, 2025. These amounts are unsecured, without interest and payable on demand.

During the year ended December 31, 2025, a director of the Company had advanced the Company $0 resulting in an accounts payable and accrued liabilities – related parties balance of $1,043 as of June 30, 2025. These amounts are unsecured, without interest, and payable on demand.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by Bodwell Vasek Wells DeSimone LLP’s (“BVWD”) related to this December 31, 2025, Form 10-K filing was $10,000 .

The audit fees charged by Mac Accounting Group & CPAs, LLP related to this December 31, 2025, Form 10-K filing was $3,000 and the audit fees related to the December 31, 2024, Form 10K filing was $9,500.

The review fees charged by Mac Accounting Group & CPAs, LLP for the Form 10Q’s related to the three months ended March 31, 2025, six months ended June 30, 2025, and nine months ended September 30, 2025, were $3,100 each. The review fees charged by Mac Accounting Group & CPAs, LLP for the Form 10Q’s related to the three months ended March 31, 2024, six months ended June 30, 2024, and nine months ended September 30, 2024, were $3,000 each.

(2) AUDIT-RELATED FEES

None.

(3) INCOME TAX FEES

The Income Tax fees charged by Liggett & Webb, P.A., for year ended December 31, 2025, as filed with the “IRS”, were $1,800 and the Income Tax fees charged by Darren Reinblatt CPA, Inc. for the year ended December 31, 2025, as filed with the “Canada Revenue Agency” and “Revenue Quebec” are $1,000 CA.

The Income Tax fees charged by Webb, P.A., for year ended December 31, 2024, as filed with the ‘IRS’, was $1,800 and the Income Tax fees charged by Darren Reinblatt CPA, Inc. for the year ended December 31, 2024, as filed with the ‘Canada Revenue Agency’ and ‘Revenue Quebec’ was $900 CA.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by people other than the principal accountant’s full-time, permanent employees.

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
Date: March 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ John Moukas	President, Director, Principal Executive Officer	March 27, 2026