Form 10-Q
period 2026-03-31
BioCrude Technologies USA, Inc.
filed 2026-05-13
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

Yes ☒ No ☐

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

Yes ☐ No ☒

As of May 14, 2026, the issuer had 50,871,226 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$16,787	$1,946
Prepaid expenses	—	—
TOTAL CURRENT ASSETS	16,787	1,946

Property, plant and equipment	7,824	9,037
TOTAL ASSETS	$24,611	$10,983

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$64,452	$72,443
Accounts payable and accrued liabilities - related parties	250,685	251,736
Related party debt	20,846	21,008
Debt	158,253	137,243
TOTAL CURRENT LIABILITIES	494,236	482,430
TOTAL LIABILITIES	494,236	482,430

Commitments and contingencies	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, and 50,871,226 and 50,861,976 shares issued and outstanding at March 31, 2026, and December 31, 2025, respectively.	50,872	50,862
Additional paid-in capital	9,166,975	9,129,965
Accumulated other comprehensive income	28,715	28,648
Accumulated deficit	(9,712,223)	(9,676,929)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTABLE TO EQUITY STOCKHOLDERS OF THE COMPANY	(465,661)	(467,454)
NON-CONTROLLING INTEREST	(3,964)	(3,993)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$24,611	$10,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended
	March 31, 2026	March 31, 2025
OPERATING EXPENSES
General and administrative expenses	$34,432	$57,743
LOSS FROM OPERATIONS	(34,432)	(57,743)
Interest expense	(862)	(903)
Income tax expense	—	—
NET LOSS	(35,294)	(58,646)
OTHER COMPREHENSIVE LOSS
Translation to reporting currency	96	(935)
TOTAL COMPREHENSIVE LOSS	$(35,198)	$(59,581)

NET LOSS ATTRIBUTABLE TO
Equity stockholders of the Company	$(35,294)	$(58,646)
Non-controlling interest	—	—
NET LOSS	$(35,294)	$(58,646)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity stockholders of the Company	$(35,227)	$(59,938)
Non-controlling interest	29	357
TOTAL COMPREHENSIVE LOSS	$(35,198)	$(59,581)

Loss per share - basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	50,763,759	50,798,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

 (EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Number of shares	Par Value	Additional Paid-in Capital	Subscription Receivable	Accumulated Other Comprehensive Income	Deficit	Total deficit attributable to equity stockholders of the Company	Non-controlling interest	Total
Balance at December 31, 2024	50,854,726	$50,855	$9,100,972	$—	$28,627	$(9,479,487)	$(299,033)	$(4,002)	$(303,035)

Foreign currency translation loss	—	—	—	—	(1,292)	—	(1,292)	357	(935)
Net loss	—	—	—	—	—	(58,646)	(58,646)	—	(58,646)
Balance at March 31, 2025	50,854,726	$50,855	$9,100,972	$—	$27,335	$(9,538,133)	$(358,971)	$(3,645)	$(362,616)

Balance at December 31, 2025	50,861,976	$50,862	$9,129,965	$—	$28,648	$(9,676,929)	$(467,454)	$(3,993)	$(471,447)
Stock issued for services	5,500	6	21,994	—	—	—	22,000	—	22,000
Stock issued for cash	3,750	4	15,016	—	—	—	15,020	—	15,020
Foreign currency translation gain	—	—	—	—	67	—	67	29	96
Net loss	—	—	—	—	—	(35,294)	(35,294)	—	(35,294)
Balance at March 31, 2026	50,871,226	$50,872	$9,166,975	$—	$28,715	$(9,712,223)	$(465,661)	$(3,964)	$(469,625)

The accompanying notes to unaudited condensed consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Three Months Ended
	March 31, 2026	March 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,294)	$(58,646)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,213	1,214
Stock issued for services	22,000	—
Unrealized foreign exchange (gain) loss	(1,502)	(856)
Prepaid expenses	—	—
Accounts payable and accruals	(7,991)	6,589
Accounts payable and accrued liabilities - related party	7,340	20,744
Accrued interest and interest expenses	761	728
Accrued interest - related party	101	96
Net cash used in operating activities	(13,372)	(30,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	25,441	30,556
Repayments of related party advances	—	(425)
Repayments of related party debt	(12,248)	—
Proceeds from private placement(s)	15,020	—
Net cash provided by financing activities	28,213	30,131

CHANGE IN CASH DURING THE PERIOD	14,841	—

CASH BEGINNING	1,946	4

CASH ENDING	$16,787	$4

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Interest paid	$—	$—

Non-cash Investing & Financing Activities:
Common stock issued for subscription receivable	$—	$—

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. There have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2025, included in the Company’s 2025 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,712,223 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurement”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and highly liquid instruments with an original maturity of three months or less. As of March 31, 2026, and 2025, the Company does not have cash equivalents.

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost and depreciated to its estimated residual values using the straight-line method over its estimated useful lives of 8 years. Property, plant, and equipment consisted of the following:

	Server	Web Design	TOTAL
COST
Balance, December 31, 2025 and March 31, 2026	$30,048	$7,326	$37,374

ACCUMULATED DEPRECIATION
Balance, December 31, 2025	$24,512	$3,825	$28,337
Depreciation Expense	987	226	1,213
Balance, March 31, 2026	$25,499	$4,051	$29,550

PROPERTY, PLANT AND EQUIPMENT, NET
Balance, December 31, 2025	$5,536	$3,501	$9,037
Balance, March 31, 2026	$4,549	$3,275	$7,824

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

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred $ nil in advertising cost during the three months ended March 31, 2026, and 2025, respectively.

Segment Reporting

The Company operates as a single operating and reportable segment, a resource management expertise and services provider. Our Chief Executive Officer is our Chief Operating Decision Maker (CODM), who evaluates performance and makes operating decisions about allocating resources based on a consolidated basis (see Note 7).

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

NOTE 3 – STOCKHOLDERS’ DEFICIT

Common stock

The authorized common stock of the Company consists of 75,000,000 shares with a $0.001 par value.

During the three months ended March 31, 2026, the Company issued 3,750 shares of the Company’s common stock for cash proceeds of $15,020. The Company also issued 5,500 shares with a fair value of $22,000 for services rendered.

During the three months ended March 31, 2025, the Company did not issue any of the Company’s common stock.

As of March 31, 2026, there were 50,871,226 shares of common stock issued and outstanding.

NOTE 4 – DEBT

As of March 31, 2026, the Company has loans payable of $123,692 (December 31, 2025 – $103,443) in principal and accrued interest of $34,561 (December 31, 2025 - $33,800) outstanding. Included in the balance of debt, $50,925 (December 31, 2025 - $29,439) was cash advanced with no interest bearing and due on demand and $72,767 (December 31, 2025 - $74,004) was loans that bear interest at a rate of 4% per annum, are unsecured, and are due on demand.

NOTE 5 - RELATED PARTY DEBT

As of March 31, 2026, the Company has debt of $10,098 (December 31, 2025 - $10,360) in principal and accrued interest of $10,748 (December 31, 2025 - $10,648) due to a director of the Company, that bears interest at a rate of 4% per annum, is unsecured, and is due on demand.

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

During the three months ended March 31, 2025, a director of the Company had advanced the Company $ nil resulting in an accounts payable and accrued liabilities – related parties balance of $1,043 as of March 31, 2025. These amounts are unsecured, without interest, and payable on demand.

During the three months ended March 31, 2026, the CEO of the Company had earned compensation and advanced the Company of $11,197   and was repaid $12,248   which resulted in an accounts payable and accrued liabilities – related parties of $239,806   as of March 31, 2026 (December 31, 2025 - $240,858).   These amounts are unsecured, without interest, and payable on demand.

During the three months ended March 31, 2026, the CEO’s brother in-law (and shareholder), had advanced the Company $nil resulting in an accounts payable and accrued liabilities – related parties balance of $7,780 as of March 31, 2026 (December 31, 2025 - $7,780). These amounts are unsecured, without interest, and payable on demand.

During the three months ended March 31, 2026, the CEO’s brother (and shareholder), had advanced the Company $1,022 and was repaid $1,022 resulting in an accounts payable and accrued liabilities – related parties balance of $2,055 as of March 31, 2026 (December 31, 2025 - $2,055). These amounts are unsecured, without interest, and payable on demand.

During the three months ended March 31, 2026, a director of the Company had advanced the Company $ nil resulting in an accounts payable and accrued liabilities – related parties balance of $1,043 as of March 31, 2026 (December 31, 2025 - $1,043). These amounts are unsecured, without interest, and payable on demand.

The total of all activity discussed above equated to all related parties advancing the Company $12,219 (December 31, 2025 - $160,376) and being repaid $13,270 (December 31, 2025 - $22,066) during the three months ending March 31, 2026, and resulted in an ending accounts payable and accrued liabilities - related party balance of $250,685 at March 31, 2026 (December 31, 2025 - $251,736).

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

Segment Revenue and Loss

The following table sets forth significant expense categories and other specific amounts included in consolidated net loss that are otherwise regularly provided to the CODM for the three months ended March 31, 2026, and 2025 .

	March 31, 2026	March 31, 2025
Revenue	$—	$—

Segment operating expenses:
Business Fees & Licenses	39	1,620
Courier & Postage	39	42
Office Supplies	58	—
Motor Vehicle Expenses	590	404
Office Expense	157	26
Telephone	339	415
Travel & Entertainment	—	8,146
Food Expense	439	571
Other[1]	754	596
Amortization Expense	1,213	1,213
Accounting & Legal	21,111	17,127
Professional Fees	2,353	6,839
Wages & Benefits	7,340	20,744
Total Segment operations expense	34,432	57,743
Loss from operations	34,432	57,743
Interest Expense	862	903
Segment net loss	$35,294	$58,646

[1]	Other segment expense items included in Segment net loss include realized and unrealized (gain) loss on foreign exchange and bank fees.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events from March 31, 2026, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed except as follows:

Subsequent to March 31, 2026, related parties made payments on the Company’s behalf of 486.68 CAD.

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

Source : http://www.waste-management-world.com

Competition

The market for Waste-to-Energy is dominated mainly by German, French, American and British companies. Ex.: AE&E Group GmbH, Axpo Kompogas AG, Babcock & Wilcox Volund A/S, Bedminster International Ltd., BiogenGreenfinch, BTA International GmbH, Community Power Corporation, CNIM, Covanta Holding Corporation, EcoCorp Inc., Keppel Integrated Engineering Ltd., North American Power Group Ltd., Organic Waste Systems NV, STRABAG Umweltanlagen GmbH, Veolia Environmental Services, Waste Management Inc., and Wheelabrator Technologies Inc., among others.

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

2009 – 2026 - Marketing and Commercialization: BioCrude presented its waste to energy solution to governments and ministries from USA, Canada and Mexico in North America, Costa Rica, Panama, Ecuador, Argentina, Peru, Brazil, Dominican Republic, Haiti, Colombia, Venezuela, Guatemala, Honduras, Jamaica, El Salvador, Cuba, Uruguay, Bahamas and Trinidad & Tobago in Latin America, China, Hong Kong, Mongolia, Kazakhstan, Vietnam, Indonesia, Philippines, India, Bangladesh, and Pakistan in Asia, Kingdom of Saudi Arabia, United Arab Emirates, Kuwait, Qatar, Jordan, Oman, and Bahrain in the Middle East, Portugal, Luxembourg, Belgium, Hellenic Republic, Malta, Corsica, Albania, Bulgaria, Romania, Serbia, FYROM (Macedonia), Spain, Montenegro, Kosovo, Belarus, Ukraine, Georgia, Latvia, Armenia, amongst other countries, in Europe, Ivory Coast, Burkina Faso, Ghana, Togo, Senegal, Benin, Angola, Niger, Guinea, Mali, Uganda, Burundi, Rwanda, Morocco, Tunisia, Algeria, Egypt, Libya, Kenya, Ethiopia, Democratic Republic of the Congo (Kinshasa), Republic of the Congo (Brazzaville), amongst other countries in Africa.

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

Company milestones and plan of execution

During the past 15 years, BioCrude has developed a reputation in waste management, a result of R&D of Environmental Technologies (both process and product based) whereby it has enhanced and optimized conventional technologies, augmented by its fungal technology that increases the rate of decomposition of organics. This led to the development of efficient, cost-effective, and environmentally friendly products, processes and systems for the reformation of waste material and the creation of renewable energy and marketable by-products.

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

The Use of Proceeds section includes a detailed description of the use of proceeds over the differing offering scenarios of 100%, 75%, 50% and 25%. As the Company’s expenses are relatively stable, not incorporating elements of severe force majeure, the Company believes it can fund its present operations with projected revenues together with offering proceeds under any of the offering scenarios. The Company will consider raising additional funds during 2026 through sales of equity, debt, and convertible securities, if it is deemed necessary.

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

Hereunder is insight into the Company’s objectives and realizations (contractual engagements, permits, clearances, etc…) with the financial metrics related to the same, that were used as a basis for management’s determination of the Offering price for the Company’s stock. The following contractual attributes are intrinsic to the aforesaid contractual (Concessions) agreements:

●	Contracts are backed by Government Sovereign Guarantees

●	De Facto Exclusivity of waste management for country, by Governmental Decree

●	Law and Jurisdiction of Dispute Arbitration (Canada)

●	Existing Law of Contract execution (existing national law of when contracts were signed) immunized against change of law in the future, with Grandfather clause

●	Government issuance of a Bank Guarantee; covers any interim financial defaults – replenished quarterly

●	Government payments are in US dollars (foreign exchange rate risk eliminated)

●	Zero Income Taxes, VAT’s and no levies & duties of imported materials, equipment, rolling stock, etc.… for duration of contract (30 years)

●	Assignment of contracts/change of control clauses benefiting BioCrude (to its discretion)

●	Land Lease Concession: Emphyteutic lease for 30 hectares of land, for 30 years (term), and for an additional 30-year renewal term (no escalations / changes)

●	Supply of Effluent Concession: Symbolic $1 US per 14,000 kL of Effluent (water) per day, for 30 years (term), and for additional 30-year renewal term (no escalations / changes)

●	Supply of primary feedstock (waste): 2,000 tons per day not only at zero cost, but at either a “gate fee” [government pays BioCrude this tipping fee] or the Government buys back all procured marketable derived by-products from the treatment of waste process at a fee, which incorporates the offset gate fee; guaranteed minimum

●	The government buys back all procured renewable energy (net of self-consumption of complex) via a Power Purchase Agreement for the duration of the 30-year term and renewal option thereof

●	BioCrude is beneficiary of all Certified Emissions Reduction Credits (CERs) due to the MSW to Energy project

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,712,223 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.

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

Results of Operations

For the three months ended March 31, 2026, and 2025

Revenue

We did not generate revenue during the three months ended March 31, 2026, and 2025.

Costs and Expenses

During the three months ended March 31, 2026, there were $34,432 of operating expenses consisting of general and administrative expenses compared to $57,743 of operating expenses for the same period in 2025. The decrease in the operating expenses is mainly related to bonuses or commission fees paid through shares during the same period in 2025, with no similar expenses during the three months ended March 31, 2026.

Liquidity and Capital Resources

As of March 31, 2026, the Company had $16,787 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the three months ended March 31, 2026, and 2025. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Net cash used in operating activities	$(13,372)	$(30,131)
Net cash used in investing activities	—	—
Net cash provided by financing activities	28,213	30,131
Effect of exchange rate changes on cash	—	—
Net increase in Cash	14,841	—
Cash, beginning of period	1,946	4
Cash, end of period	$16,787	$4

Due to the limited nature of the Company’s operations to date, the Company does not believe that past performance is any indication of future performance. The impact on the Company’s revenues of recognized trends and uncertainties in our market will not be recognized until such time as the Company has had sufficient operations to provide a baseline.

Operating activities

Net cash used in operating activities was $13,372 for the three months ended March 31, 2026, as a result of net loss of $35,294, unrealized foreign exchange gain of $1,502, change in accounts payable and accruals of $7,991, offset by stock issued for services of $22,000, change in amortization of $1,213, change in accounts payable and accrued liabilities – related party of $7,340, change in accrued interest of $761 and accrued interest – related party of $101.

Net cash used in operating activities was $30,131 for the three months ended March 31, 2025, as a result of net loss of $58,646, unrealized foreign exchange gain of $856, offset by change in accounts payable and accrual liabilities of $6,589, change in amortization of $1,214, change in accounts payable and accrued liabilities – related party of $20,744 and accrued interest of $824.

Investing activities

No cash was used in investing activities for the three months ended March 31, 2026 and 2025.

Financing activities

Net cash provided by financing activities was $28,213 for the three months ended March 31, 2026, as a result $15,020 proceeds from the sale of stock in a private placement, $21,584 proceeds from cash advanced from a related party, $3,857 advances from a related party, offset by $12,248 repayments of related party advances.

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

Washington, D.C. 20549

Telephone: (800) SEC-0330

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2026, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer), who is also our Chief Financial Officer (our principal financial officer), who concluded that our disclosure controls and procedures were not effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, there were no changes in our system of internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors set forth in the Company’s annual report Form 10-K for the year ended December 31, 2025. These risk factors should be carefully considered with the information provided elsewhere in this report, which could materially adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2026, the Company issued 3,750 shares of the Company’s common stock for cash proceeds of $15,020. The Company also issued 5,500 shares with a fair value of $22,000 for services rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 14, 2026

Biocrude Technologies USA, Inc.
Registrant

By:	/s/ John Moukas
Chief Executive Officer