Form 10-Q
period 2026-06-30
BioCrude Technologies USA, Inc.
filed 2026-08-11
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

Yes ☐ No ☒

As of June 30, 2026, the issuer had 50,876,159 shares of common stock issued and outstanding. As of August 11, 2026, the issuer had 50,876,159 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,238	$1,946
TOTAL CURRENT ASSETS	1,238	1,946

Property, plant and equipment	6,611	9,037
TOTAL ASSETS	$7,849	$10,983

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$58,367	$72,443
Accounts payable and accrued liabilities - related parties	250,530	251,736
Related party debt	19,240	21,008
Related party debt - interest	10,848	—
Debt	131,656	137,243
Debt - interest	14,664	—
TOTAL CURRENT LIABILITIES	485,305	482,430
TOTAL LIABILITIES	485,305	482,430

Commitments and contingencies	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, and 50,876,159 and 50,861,976 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively.	50,877	50,862
Additional paid-in capital	9,186,695	9,129,965
Accumulated other comprehensive income	28,719	28,648
Accumulated deficit	(9,743,747)	(9,676,929)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTALBLE TO EQUITY STOCKHOLDERS OF THE COMPANY	(477,456)	(467,454)
NON-CONTROLLING INTEREST	—	(3,993)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,849	$10,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
REVENUE	$—	$—	$—	$—
OPERATING EXPENSES

General and administrative	2 6,706	41,480	61,138	99,223
LOSS FROM OPERATIONS	(26,706)	(41,480)	(61,138)	(99,223)

Interest expense	(855)	(5,561)	(1,717)	(6,464)
Income tax expense	—	—	—	—

NET LOSS	$(27,561)	$(47,041)	$(62,855)	$(105,687)

OTHER COMPREHENSIVE LOSS
Translation to reporting currency	5	(182)	101	(1,117)
TOTAL COMPREHENSIVE LOSS	$(27,556)	$(47,223)	$(62,756)	$(106,804)

NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(27,561)	$(47,041)	$(62,855)	$(105,687)
Non-controlling interest	—	—	—	—
NET LOSS	$(27,561)	$(47,041)	$(62,855)	$(105,687)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(27,556)	$(47,249)	$(62,785)	$(107,187)
Non-controlling interest	—	26	29	383
TOTAL COMPREHENSIVE LOSS	$(27,556)	$(47,223)	$(62,756)	$(106,804)

Net loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	50,872,213	50,798,915	50,869,726	50,798,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

 (EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Number of shares	Par Value	Additional Paid-in Capital	Subscription Receivable	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non-controlling interest	Total
Balance at Dec. 31, 2024	50,854,726	$50,855	$9,100,972	$—	$28,627	$(9,479,487)	$(299,033)	$(4,002)	$(303,035)

Foreign currency translation loss	—	—	—	—	(1,292)	—	(1,292)	357	(935)
Net loss	—	—	—	—	—	(58,646)	(58,646)	—	(58,646)
Balance at March 31, 2025	50,854,726	$50,855	$9,100,972	$—	$27,335	$(9,538,133)	$(358,971)	$(3,645)	$(362,616)

Foreign currency translation loss	—	—	—	—	(208)	—	(208)	26	(182)
Net loss	—	—	—	—	—	(47,041)	(47,041)	—	(47,041)
Balance at June 30, 2025	50,854,726	$50,855	$9,100,972	$—	$27,127	$(9,585,174)	$(406,220)	$(3,619)	$(409,839)

Balance at Dec. 31, 2025	50,861,976	$50,862	$9,129,965	$—	$28,648	$(9,676,929)	$(467,454)	$(3,993)	$(471,447)
Stock issued for services	5,500	6	21,994	—	—	—	22,000	—	22,000
Stock issued for cash	3,750	4	15,016	—	—	—	15,020	—	15,020
Foreign currency translation loss	—	—	—	—	67	—	67	29	96
Net loss	—	—	—	—	—	(35,294)	(35,294)	—	(35,294)
Balance at March 31, 2026	50,871,226	$50,872	$9,166,975	$—	$28,715	$(9,712,223)	$(465,661)	$(3,964)	$(469,625)

Stock issued for services	1,358	1	5,431	—	—	—	5,432	—	5,432
Stock issued for cash	3,575	4	14,289	—	—	—	14,293	—	14,293
Foreign currency translation loss	—	—	—	—	5	—	5	—	5
Elimination of non-controlling interest	—	—	—	—	—	(3,964)	(3,964)	3,964	—
Net loss	—	—	—	—	—	(27,561)	(27,561)	—	(27,561)
Balance at June 30, 2026	50,876,159	$50,877	$9,186,695	$—	$28,719	$(9,743,747)	$(477,456)	$—	$(477,456)

The accompanying notes to unaudited condensed consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	June 30, 2026	June 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,855)	$(105,687)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,426	2,427
Stock issued for services	27,432	—
Unrealized foreign exchange (gain) loss	(29,142)	4,492
Prepaid expenses	—	5,200
Accounts payable and accruals	(14,076)	14,130
Accounts payable and accrued liabilities - related party	7,340	20,744
Accrued interest and interest expenses	1,515	754
Accrued interest - related party	11,048	101
Net cash used in operating activities	(56,311)	(57,839)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	3,857	58,529
Proceeds of loans payable	34,836	(498)
Repayments of related party debt	(12,402)	—
Proceeds from private placement(s)	29,313	—
Net cash provided by financing activities	55,603	58,031

CHANGE IN CASH DURING THE PERIOD	(708)	192

CASH BEGINNING	1,946	4

CASH ENDING	$1,238	$196

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Stock issued for services	$27,432	$—
Non-cash Investing & Financing Activities:
Common Stock issued for subscription receivable	$—	$—

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2025, included in the Company’s 2025 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $ 9,743,747 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

Foreign Currency Translation and Transaction

The Company’s functional and reporting currency is the U.S. dollar. BioCrude HK maintains its accounting records in its local functional currency, the Hong Kong dollar.

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

 Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and highly liquid instruments with an original maturity of six months or less. As of June 30, 2026, and 2025, the Company does not have cash equivalents.

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost and depreciated to its estimated residual values using the straight-line method over its estimated useful lives of 8 years. Property, plant, and equipment consisted of the following:

	Server	Web Design	TOTAL
COST
Balance, December 31, 2025 and June 30, 2026	$30,048	$7,326	$37,374

ACCUMULATED DEPRECIATION
Balance, December 31, 2025	$24,512	$3,825	$28,337
Depreciation Expense	987	226	1,213
Balance, March 31, 2026	25,499	4,051	29,550
Depreciation Expense	987	226	1,213
Balance, June 30, 2026	$26,486	$4,277	$30,763

PROPERTY, PLANT AND EQUIPMENT, NET
Balance, December 31, 2025	$5,536	$3,501	$9,037
Balance, June 30, 2026	$3,562	$3,049	$6,611

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

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred $ nil in advertising cost during the six months ended June 30, 2026, and 2025, respectively.

Segment Reporting

The Company operates as a single operating and reportable segment as a provider of resource-management expertise and services. The Chief Executive Officer is the Company’s chief operating decision maker (“CODM”) and evaluates performance and allocates resources on a consolidated basis (see Note 7).

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

During the six months ended June 30, 2026, the Company issued 1,358 shares of the Company’s common stock, with a fair value of $5,432 for services rendered. The Company also issued 3,575 shares of the Company’s common stock for cash proceeds of $14,293.

During the six months ended June 30, 2025, the Company did not issue any of the Company’s common stock.

As of June 30, 2026, there were 50,876,159 shares of common stock issued and outstanding.

NOTE 4 – DEBT

As of June 30, 2026, the Company has loans payable of $121,852 (December 31, 2025 – $103,443) in principal and accrued interest of $35,316   (December 31, 2025 - $33,800) outstanding. Included in the balance of debt, $50,473 (December 31, 2025 - $29,439) was cash advanced with no interest bearing and due on demand and $71,379 (December 31, 2025 - $74,004) was loans that bear interest at a rate of 4% per annum, are unsecured, and are due on demand.

NOTE 5 - RELATED PARTY DEBT

As of June 30, 2026, the Company has debt of $8,392 (December 31, 2025 - $10,360) in principal and accrued interest of $10,848   (December 31, 2025 - $10,648) due to a director of the Company, that bears interest at a rate of 4% per annum, is unsecured, and is due on demand.

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

During the six months ended June 30, 2025, a director of the Company had advanced the Company $ nil resulting in an accounts payable and accrued liabilities – related parties balance of $1,043 as of June 30, 2025. These amounts are unsecured, without interest, and payable on demand.

During the six months ended June 30, 2026, the CEO of the Company had earned compensation and advanced the Company of $13,025 and was repaid $14,230 which resulted in an accounts payable and accrued liabilities – related parties of $239,652 as of June 30, 2026 (December 31, 2025 - $240,858). These amounts are unsecured, without interest, and payable on demand.

During the six months ended June 30, 2026, the CEO’s brother in-law (and shareholder), had advanced the Company $nil resulting in an accounts payable and accrued liabilities – related parties balance of $7,780 as of June 30, 2026 (December 31, 2025 - $7,780). These amounts are unsecured, without interest, and payable on demand.

During the six months ended June 30, 2026, the CEO’s brother (and shareholder), had advanced the Company $1,022 and was repaid $1,022 resulting in an accounts payable and accrued liabilities – related parties balance of $2,055 as of June 30, 2026 (December 31, 2025 - $2,055). These amounts are unsecured, without interest, and payable on demand.

During the six months ended June 30, 2026, a director of the Company had advanced the Company $ nil resulting in an accounts payable and accrued liabilities – related parties balance of $1,043 as of June 30, 2026 (December 31, 2025 - $1,043). These amounts are unsecured, without interest, and payable on demand.

The total of all activity discussed above equated to all related parties advancing the Company $14,047 (December 31, 2025 - $160,376) and being repaid $15,252 (December 31, 2025 - $22,066) during the six months ending June 30, 2026, and resulted in an ending accounts payable and accrued liabilities - related party balance of $250,530 at June 30, 2026 (December 31, 2025 - $251,736)

NOTE 7 – SEGMENT REPORTING

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

Segment Revenue and Loss

The following table sets forth significant expense categories and other specific amounts included in consolidated net loss that are otherwise regularly provided to the CODM for the six months ended June 30, 2026, and 2025.

	June 30, 2026	June 30, 2025
Revenue	$—	$—

Segment operating expenses:
Business fees & licenses	38	1,684
Courier & postage	69	52
Office supplies	749	62
Motor vehicle expenses	1,261	1,020
Office expense	157	26
Telephone	1,273	1,012
Travel & entertainment	—	8,146
Food expense	1,094	1,254
Other[1]	(31)	1,134
Amortization expense	2,426	2,426
Accounting & legal	35,407	25,171
Professional fees	11,355	36,493
Wages & benefits	7,340	20,744
Total segment operations expense	61,138	99,224
Loss from operations	61,138	99,224
Interest expense	1,717	6,464
Segment net loss	$62,855	$105,688

[1]	Other segment expense items included in Segment net loss include realized and unrealized (gain) loss on foreign exchange and bank fees.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events from June 30, 2026, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed except as follows:

Subsequent to June 30, 2026, related parties made payments on the Company’s behalf of CAD $172 and USD $nil.

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

General Business Development

The Company was incorporated in Nevada on August 4, 2015, under the name BioCrude Technologies, Inc. On November 8, 2016, the Company amended its Articles of Incorporation to change its legal name to BioCrude Technologies USA, Inc. The relevant corporate documents were filed with the SEC as exhibits to the Company’s registration statements on Form S-1 and related amendments.

Business Strategy

The Company is a resource management expertise and services provider, catering to commercial, municipal, and industrial customers, primarily in the areas of solid waste management and recycling services.

BioCrude Technologies USA, Inc. has developed processes and systems intended to support waste management, resource recovery and the production of renewable energy and marketable by-products.

The Company’s research and development activities have focused on methods intended to improve composting and biomethanation yields, decomposition rates and end-product quality. Areas of focus include treatment protocols for municipal solid waste (“MSW”), cellulose, organic waste and manure; the production of renewable fuels such as biogas, ethanol and biodiesel; wastewater treatment; and other environmental applications.

A principal area of the Company’s business strategy is the conversion of MSW into renewable energy and marketable by-products through proposed integrated municipal solid-waste-to-energy complexes. Because MSW is heterogeneous, the Company’s proposed systems use separate processing pathways for organics, combustible fractions, recyclables, inert materials and other waste categories following segregation through a materials recovery facility (“MRF”). The Company currently relies primarily on proprietary know-how and intends to seek patents, trademarks and other intellectual-property protection where appropriate; however, no assurance can be given that such protection will be obtained or, if obtained, will be sufficient.

The Company’s long-term objective is to develop a sustainable resource-management business that converts solid-waste streams into renewable energy and marketable by-products. The proposed business model may generate revenue from waste-treatment or tipping fees, energy sales and the sale of recovered materials or other by-products. Management believes that increasing competition for finite resources may create opportunities to recover value from materials historically treated solely as waste. The Company seeks to create long-term value for customers, employees, communities and shareholders by helping municipalities and other customers manage resources in an environmentally responsible and financially sustainable manner.

The Company intends to pursue municipal solid-waste-to-energy opportunities in selected international markets, including Africa, Asia, the Balkans and North America, and may consider opportunities in Latin America. Potential project structures may include concessions, licensing arrangements, joint ventures and other public-private or commercial structures. The Company’s ability to implement any project will depend on, among other matters, obtaining definitive agreements, governmental approvals, financing and suitable counterparties.

Municipal solid waste management includes the collection, transportation, treatment, recycling, recovery and disposal of waste generated principally by households and commercial activities, with the objective of protecting public health and the environment.

Municipal solid waste management (“MSWM”) is a significant responsibility of local governments and requires organizational capacity and coordination among public- and private-sector stakeholders.

The principal objectives of MSWM are to protect public health, improve environmental quality and sustainability, support economic productivity and create employment opportunities.

Waste-to-energy (“W2E”), also referred to as energy-from-waste (“EfW”), generally refers to processes that recover energy, including electricity, heat or fuel, from waste materials.

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

With BioCrude’s Integrated MSW to Energy proposal/initiative, BioCrude attempts to service each category of MSW in order to optimally utilize all renewable resources from same to procure renewable energy and marketable by-products (fertilizer, ash, etc.).

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

Target Market

BioCrude’s target market is the global waste-to-energy segment of the broader waste-management industry. The Company seeks to develop and implement integrated systems and processes for the conversion of municipal solid waste into renewable energy and other marketable by-products.

Management believes that the Company’s technology and project-development model may be suitable for deployment across Africa, Asia, the Balkans, the Gulf region and North America, with the potential for future expansion into other international markets, including Latin America.

The Company’s initial market-development strategy has focused on direct engagement, sustained governmental outreach and project-development activities with public authorities in selected jurisdictions. These efforts are intended to secure the concessions, approvals, governmental support and contractual frameworks required for the development of proposed waste-management and waste-to-energy projects.

The Company has conducted discussions and project-development activities with governmental authorities in the Republic of Côte d’Ivoire, the Union of the Comoros, the Republic of Guinea, Ghana, Senegal, Uganda, the Central African Republic, the Democratic Republic of the Congo, Tunisia and North Macedonia.

In Côte d’Ivoire, the Company’s activities included progressive engagement with the relevant governmental authorities concerning proposed concession and project-development arrangements for municipal solid-waste-to-energy complexes in Bouaké, within the District of Vallée du Bandama, and Dabou, within the District of Lagunes.

Strategies of the Company through Projected Renewable Energy Production

Strategies of the Company

BioCrude Technologies USA, Inc. (the “Company” or “BioCrude”) seeks to develop commercially viable revenue streams through the acquisition and implementation of long-term governmental concession agreements for integrated municipal solid-waste-to-energy complexes. The Company may also pursue licensing arrangements, strategic alliances, joint ventures and other public-private or commercial structures with governments, municipalities, utilities, engineering firms and qualified industry participants.

The Company’s direct-marketing strategy is focused principally on governmental and institutional decision-makers responsible for solid-waste management, environmental protection, land, water, energy and public finance. BioCrude prepares project-specific presentations, preliminary studies and technical materials and may deploy representatives to engage relevant authorities. Although management believes this approach has created a broad pipeline of governmental contacts and potential projects, there can be no assurance that such contacts will result in definitive agreements, financing, construction or operating revenue.

BioCrude’s long-term strategy is to convert waste streams into renewable energy and marketable by-products rather than rely principally on disposal through landfilling or conventional incineration. Potential outputs include renewable electricity, fertilizer or soil products, recyclables, feedstock for construction materials and other recoverable commodities. The Company believes that environmental regulation, landfill constraints, carbon-reduction initiatives and demand for renewable energy and recovered materials may improve the economics of this model over time. These expectations remain subject to commodity prices, operating costs, project performance, governmental policy and market demand.

The Company’s operating strategy is organized around four principal areas:

●	structured pricing and revenue protection;

●	cost control and operating efficiency;

●	development of integrated waste-to-energy projects supported by long-term concession and power-purchase agreements; and

●	asset and project management.

Pricing and Revenue Protection

BioCrude has developed standardized business-development and solicitation procedures and contemplates contractual pricing structures that may include minimum volume, put-or-pay and take-or-pay provisions. Under these structures, governmental or municipal counterparties may be required to provide a minimum quantity of waste or pay the corresponding minimum processing charge, while utilities or other off-takers may be required to purchase defined project outputs under long-term agreements.

The Company expects that project revenue, if generated, may be derived from a combination of waste-treatment, tipping, gate and material-processing fees; sales of renewable electricity and other marketable by-products; technology-license and joint-venture fees; engineering, procurement and construction management fees; and, where available, carbon or emissions-reduction credits. The Company may seek annual escalation provisions linked to inflation, an agreed index or a fixed contractual percentage.

Potential exposure to fluctuations in commodity prices, interest rates and foreign exchange rates may be managed, where commercially available, through floor-price arrangements, forward sales contracts, index-linked pricing, sovereign or governmental guarantees, financial hedging instruments and other contractual protections. No assurance can be given that such protections will be obtained or will fully mitigate the relevant risks.

Cost Controls and Operating Efficiencies

The Company intends to apply continuous-improvement programs throughout its operations and proposed projects. These initiatives are intended to enhance customer service and employee safety while reducing operating and administrative costs. Areas of focus include productivity, preventive maintenance, procurement, environmental compliance, quality control, project scheduling and operating performance.

Integrated Waste-to-Energy Development and Long-Term Concessions

BioCrude’s proposed projects are designed as integrated municipal solid-waste-to-energy complexes using multiple processing pathways for separated waste fractions. The Company’s business model generally requires several interdependent agreements to be executed or become effective concurrently, including:

●	a long-term municipal solid-waste supply or concession agreement;

●	land-use, lease or assignment rights;

●	an agreement for the supply of treated effluent or other process water, where required;

●	a power-purchase or energy off-take agreement;

●	governmental permits, approvals and environmental authorizations; and

●	payment-security arrangements, which may include sovereign or governmental guarantees.

Because these agreements are interdependent, the absence or delay of any material agreement may prevent a project from reaching financial close or construction. The Company expects that project development will require coordinated engagement with ministries responsible for environment, energy, finance, industry and local government, as well as municipalities, utilities and other governmental agencies.

Prior Commercialization Activities

Since 2008, BioCrude and its predecessor or affiliated Canadian operations have marketed waste-management and renewable-energy concepts in numerous jurisdictions. These activities have included direct presentations to governmental authorities, municipalities and major industry participants; participation in tenders; preparation of preliminary project materials; and discussions concerning concessions, licenses and joint ventures.

Historical activities included the establishment of a preliminary Romanian presence in anticipation of potential concession opportunities. Those efforts did not result in a project, and the Romanian entity subsequently became dormant. In India, BioCrude Canada and Jaipuria Advanced Technologies, Inc. formed a division to pursue waste-reformation and energy opportunities and participated in tenders relating to proposed projects in Okhla, Timarpur and Indore. BioCrude also discussed a proposed 50 metric-ton-per-day prototype in Panipat with PepsiCo India. These initiatives did not proceed to commercial implementation, and BioCrude later discontinued its Indian development efforts.

The Company states that its commercialization efforts have resulted in contacts with governments and ministries in more than 70 countries across North America, Latin America, Asia, the Middle East, Europe and Africa, together with letters of interest and preliminary discussions in certain jurisdictions. Such contacts and letters are preliminary and do not constitute binding project commitments or assurances of future revenue.

Company Milestones and Plan of Execution

BioCrude has devoted substantial time and resources to research, development and optimization of environmental technologies and project concepts relating to solid-waste treatment, organics processing, resource recovery and renewable-energy production. The Company’s proposed integrated approach combines materials recovery, organics treatment, energy production and recovery of marketable by-products.

For each project, management expects to proceed through a staged development process that generally includes governmental engagement, project definition, preliminary and detailed technical studies, negotiation of definitive agreements, financing, engineering and procurement, construction, commissioning and operations. The timing of each stage will depend on governmental approvals, counterparties, financing, engineering requirements and site conditions and may vary materially from management’s preliminary estimates.

BioCrude also evaluates financing alternatives involving capital markets, commercial and development-finance institutions, engineering and contracting firms, pension funds, strategic investors and hybrid or structured-finance arrangements. The Company has initiated discussions regarding certain alternatives, but no assurance can be given that financing will be available on acceptable terms or at all.

The Company has received a term sheet relating to proposed financing for a municipal solid-waste-to-energy project in the Union of the Comoros. Any financing and project commencement remain subject to definitive documentation, satisfaction of conditions precedent, governmental and contractual approvals and the lender’s disbursement requirements. If the project proceeds, the Company expects that engineering, procurement and construction management fees could become payable in accordance with agreed milestones and funding disbursements. The term sheet is not, by itself, assurance that the financing will close or that revenue will be recognized.

Competitive Positioning and Corporate Objectives

BioCrude intends to compete through its integrated engineering approach, technical expertise, service quality, cost effectiveness, technology platform and ability to coordinate multiple governmental and commercial arrangements. The Company seeks to develop constructive relationships with governments, municipalities and communities and to generate environmental, social and economic benefits in addition to financial returns.

The waste-treatment and resource-recovery industry is highly competitive and often regional. Competitors may have substantially greater financial, technical, operating and governmental-relations resources. BioCrude’s ability to compete will depend on its ability to secure projects, financing, qualified personnel, equipment suppliers and reliable counterparties and to deliver projects within required budgets and schedules.

Liquidity and Capital Requirements

The Company will require additional capital to fund corporate operations, maintain its reporting status, continue project-development activities and implement its business plan. Anticipated expenditures may include professional fees, governmental and project-development costs, travel, technical studies, engineering, due diligence, personnel, working capital and costs associated with proposed financings or offerings.

Management believes that the Company may have some flexibility in the timing of certain expenditures because its business plan is not dependent upon the completion of a single acquisition or concession on a fixed schedule. Nevertheless, delays in financing could require the Company to defer or reduce expenditures, delay project activities, seek strategic alternatives or discontinue selected initiatives.

The Company may seek capital through public or private equity offerings, debt, convertible securities, strategic investments, joint ventures or other financing instruments. Any financing may include preferential rights, conversion features, security interests, restrictive covenants or other terms that could dilute existing stockholders or adversely affect the Company. There can be no assurance that additional financing will be available when required, on acceptable terms or at all.

Management previously estimated that approximately US$14 million in equity capital could be required to commence implementation of its business plan through development of an initial project and that at least approximately US$1 million in corporate working capital could be required to support ongoing operations and project-development activities. These estimates are preliminary and may change materially based on project structure, contractor participation, financing conditions, schedule, scope and governmental requirements.

Revenue Model

BioCrude’s proposed revenue model is based principally on the following sources:

1.	Project operating revenue. Project companies may generate revenue from waste-treatment and tipping fees, sales of renewable electricity, recovered materials, fertilizer or other marketable by-products, and qualifying carbon or emissions-reduction credits.

2.	Joint-venture and technology-license fees. Under certain structures, a governmental, municipal, strategic or private-sector partner may acquire a license to participate in a project and contribute its agreed share of project equity.

3.	Engineering, procurement and construction management fees. BioCrude may receive management or general-contracting fees, potentially calculated as a percentage of project capital cost, subject to definitive agreements and achievement of milestones.

4.	Project-management, operating and maintenance fees. BioCrude or its affiliates may provide management, technical, operating or maintenance services to project companies under separate agreements.

No operating or project revenue has been generated to date. The amount and timing of any future revenue will depend on the execution and enforceability of definitive agreements, financing, construction, commissioning, plant performance, counterparty payment, applicable accounting requirements and other factors.

Project Development and Implementation Framework

A. Contract Conclusion, Engineering, Procurement and Construction

Following execution of the required concession, land, water-supply, power-purchase and governmental-support agreements, BioCrude expects to coordinate the transition from preliminary development to detailed engineering and project implementation. Early-stage activities may include confirmation of project scope, site and waste data; appointment of engineering, environmental, legal and financial advisers; development of a project schedule and budget; and satisfaction of financing conditions precedent.

B. Organizational Structure for Construction, Management, Operations and Maintenance

The Company expects each project to be implemented through a project-level special-purpose vehicle or other approved structure. Responsibilities may be allocated among BioCrude, governmental or municipal partners, engineering and construction contractors, equipment suppliers, lenders, utilities, operators and other service providers. The final organizational structure will depend on the project agreements and financing documents.

C. Project Implementation Plan

A project implementation plan would ordinarily address detailed engineering, procurement, construction, quality assurance, environmental and social compliance, health and safety, schedule control, commissioning, acceptance testing and transition to operations. Preliminary implementation periods are estimates only and may be affected by permitting, financing, supply-chain conditions, civil works, equipment delivery, weather, labor availability and governmental action.

D. Human Resources

Project implementation is expected to require personnel with experience in engineering, project finance, procurement, construction management, environmental compliance, commissioning, operations and maintenance. Recruitment and deployment will be phased according to project needs and available financing.

E. Project Management and Control

The Company expects to use project-management and reporting systems to monitor cost, schedule, procurement, construction progress, contractor performance, quality, risk, change orders and compliance with financing and governmental requirements.

F. Environmental and Social Review

Each project is expected to require environmental and social studies and approvals appropriate to its jurisdiction. The review process may include baseline studies, waste characterization, air and water analyses, traffic and community assessments, mitigation measures, stakeholder consultation, monitoring and regulatory reporting. No project may proceed unless the required approvals are obtained and maintained.

Material Agreements and Strategic Relationships

BioCrude’s proposed projects depend on the negotiation and execution of definitive concession, waste-supply, land, water, power-purchase, financing, engineering, construction, operating and governmental-support agreements. Preliminary memoranda, protocols, letters of interest, term sheets and similar documents may be non-binding and may expire, be amended or be terminated before definitive agreements are executed.

On April 4, 2017, China Machinery Industry Construction Group Inc. (“SINOCONST”) and BioCrude Technologies, Inc. entered into a Strategic Partnership and Joint Venture Agreement that contemplated an exclusive relationship for present and future waste-to-energy projects acquired by either party worldwide. The scope, continuing effect and applicability of this relationship to any specific project depend on the terms of the agreement, subsequent amendments, project-specific arrangements and the parties’ continuing performance.

The Company has also discussed potential project-financing and insurance structures with Chinese and other financial institutions. Any references to prospective lenders, insurers or contractors represent contemplated relationships only unless and until definitive project-specific agreements have been executed and all conditions precedent have been satisfied.

Status of Corporate Activities and Key Milestones

The Company continues to pursue governmental and strategic relationships, evaluate project opportunities and seek financing. Management’s near-term priorities include maintaining the Company’s corporate and SEC-reporting status, advancing the most viable project opportunities, negotiating definitive project documents, strengthening technical and financial partnerships and raising sufficient working capital.

The Company’s activities remain subject to substantial uncertainty. Governmental projects may be delayed, modified or cancelled; counterparties may not execute definitive agreements; financing may not be available; and project-development expenditures may not be recoverable. Investors should not assume that a project described as proposed, contemplated or under discussion will proceed to construction or generate revenue.

Proposed Côte d’Ivoire Projects—Development History, Current Status, Agreements and Conditions

Project Origin and Governmental Engagement

In May 2023, BioCrude formally submitted proposals for integrated municipal solid-waste-to-energy projects serving Dabou, in the Autonomous District of Lagunes, and Bouaké, in the District of Vallée du Bandama. The proposals contemplated the conversion of municipal solid waste into renewable electricity and other marketable by-products, with the objective of materially reducing or eliminating reliance on landfilling. The submissions were delivered to the principal ministries, agencies, investment and public-private-partnership authorities, regional governments and municipalities having responsibility for environmental protection, sanitation, waste management, energy, finance, investment promotion, industrial land and local administration.

On May 25, 2023, the Ministry responsible for environment and sustainable development circulated internal memoranda advising other governmental authorities that it supported the proposed projects and requesting their observations. On August 22, 2023, the Centre de Promotion des Investissements en Côte d’Ivoire (“CEPICI”) confirmed the projects’ eligibility for investment incentives and identified potential fiscal, customs and contractual support measures, subject to the applicable approval processes and definitive documentation. CEPICI also encouraged the relevant governmental authorities to commence technical discussions and negotiations with BioCrude.

Beginning September 6, 2023, the Ministry of Mines, Petroleum and Energy and Côte d’Ivoire Énergies (“CI-ENERGIES”) held a series of work sessions with BioCrude concerning the proposed projects. On October 3, 2023, BioCrude submitted a request to the Société de Gestion et de Développement des Infrastructures Industrielles (“SOGEDI”) for industrial land under an emphyteutic or comparable long-term arrangement. A proposed parcel having the requested zoning and site characteristics was subsequently identified, subject to further governmental, technical and legal approvals.

February 2024 Protocol of Agreement

On February 5, 2024, the Government of Côte d’Ivoire, acting through the Director General of Energy, and BioCrude executed a Protocol of Agreement for the proposed development, financing, construction and operation of two hybrid biomass and municipal solid-waste thermal power plants, each with a contemplated capacity of approximately 16 megawatts, at Dabou and Bouaké. The protocol contemplated a build-own-operate structure, interconnection to the national electricity system and the development of associated infrastructure. The protocol also identified CI-ENERGIES as the entity responsible for validating the studies and proposed electricity off-take arrangements.

Under the protocol, BioCrude was expected to prepare or coordinate the technical, financial and environmental studies required for project evaluation; develop an implementation schedule; collect and analyze legal, fiscal, customs, technical, commercial and operational information; prepare preliminary environmental work; undertake studies for the electricity-evacuation network; and develop a project financial model. The contemplated technical work included topographic, geological, geotechnical and hydrological studies; access, transport and logistics assessments; grid-interconnection and network-impact studies; biomass-supply and waste-characterization work; plant-sizing analysis; operating and maintenance planning; and preliminary environmental and social-impact studies.

The governmental authorities, in turn, were expected to facilitate access to available information, assist with permits and approvals, identify and support the required plant and electricity-evacuation sites, coordinate with CI-ENERGIES and other agencies, and negotiate definitive concession and off-take documentation if the projects satisfied the applicable technical, environmental and financial requirements. The protocol contemplated further negotiations concerning land, fuel or waste supply, electricity pricing, financing, construction, commissioning, operation and the transfer of certain associated electricity infrastructure. It was initially stated to have a 12-month duration, subject to extension by agreement of the parties and to its termination provisions.

On March 4, 2024, BioCrude commissioned the required feasibility-study work for both projects through the engineering firm designated for the process. On March 5, 2024, the Governor-Minister of the Autonomous District of Lagunes executed concession documentation and a deed of assignment under a proposed public-private-partnership structure for the Dabou project. On March 8, 2024, the Governor-Minister of the District of Vallée du Bandama executed corresponding documentation for the Bouaké project. The legal effectiveness, enforceability and implementation of those instruments remained dependent on the satisfaction of conditions, coordination with national authorities, completion of the required studies, and execution or effectiveness of the additional project agreements and governmental approvals described below.

Waste-Characterization Dispute and Prime Ministerial Review

During the subsequent project-development and technical-review process, LABEX, an independent engineering and laboratory firm and an approved governmental supplier in Côte d’Ivoire, completed waste-characterization work for the proposed projects. LABEX issued both a waste-characterization report and a certification report confirming the work performed and the results presented. Management believes that the study was properly conducted, that its findings are accurate and reliable, and that the report satisfied the technical requirements communicated to the Company for the applicable stage of project development.

A disagreement subsequently arose between the Company and the technical division of the Ministry of Mines, Petroleum and Energy concerning the acceptance, treatment and use of the LABEX report and accompanying certification. The technical division raised additional objections and requirements notwithstanding the completion and certification of the work. Management believes that certain objections were inconsistent with the previously established technical process and had the effect of delaying and complicating advancement of the projects.

Management further believes that the treatment of the LABEX report and the additional procedural obstacles may have been influenced, in part, by tensions that arose between the Company and certain technical officials during the review process. The Company cannot independently establish the motives of any governmental official, however, and no governmental authority has formally determined that retaliatory considerations affected the technical review.

In response to the continuing disagreement, administrative delays and uncertainty concerning the approval process, the Company delivered notices withdrawing from the proposed projects and related negotiations. Management viewed the withdrawal as a strategic measure intended to protect the Company’s interests, preserve its negotiating position and avoid further expenditures in the absence of a clear and reliable path toward governmental approval and implementation.

The dispute concerning the LABEX report, its certification and the technical-review process has been submitted to the Office of the Prime Minister of the Republic of Côte d’Ivoire for review and possible intervention. As of the date of this report, the Company is awaiting feedback from the Office of the Prime Minister and a resolution of the matter, whether through renewed discussions, clarification of the governmental technical position, confirmation that the projects will not proceed, or another outcome.

Although the Company communicated its withdrawal, management believes that the projects continue to address significant waste-management, sanitation, environmental and energy needs in Côte d’Ivoire and that governmental authorities may seek to reopen discussions if the technical and institutional disagreements are resolved. There can be no assurance, however, that the Office of the Prime Minister will intervene in the Company’s favor, that the LABEX report will be accepted, that negotiations will resume, or that either project will proceed.

As of the date of this report:

●	the Company is awaiting a response from the Office of the Prime Minister concerning the dispute;

●	the disagreement concerning the LABEX waste-characterization report and certification has not been formally resolved;

●	the Company has not received a binding commitment that negotiations or active project-development activities will resume;

●	certain regional concession and assignment instruments were executed in March 2024, but their effectiveness and implementation remain subject to unresolved conditions, national-level approvals and the completion or effectiveness of other material project agreements;

●	no binding power-purchase agreement, sovereign or governmental guarantee, final land grant, financing agreement or complete project implementation package is in effect; and

●	the Company cannot predict the timing, nature or outcome of the Prime Minister’s review or whether the projects will be reactivated.

Any resumption would require, among other matters, an acceptable resolution of the technical-review dispute; recognition or mutually acceptable treatment of the LABEX report and certification; confirmation of project sites, waste quantities and characteristics; renewed governmental engagement; and the negotiation, validation or effectiveness of all required technical, commercial, financing and governmental arrangements.

1. Public-Private Partnership, Concessions and Protocol of Engagement

The February 2024 Protocol of Agreement established a preliminary framework for cooperation between the Government of Côte d’Ivoire and BioCrude concerning two proposed 16-megawatt facilities at Dabou and Bouaké. In March 2024, the respective Governor-Ministers executed proposed concession agreements and deeds of assignment under public-private-partnership structures. These instruments contemplated rights necessary to develop and operate the projects, but their practical implementation remained dependent on national governmental coordination, completion and acceptance of the required studies, negotiation of definitive commercial terms, and satisfaction of applicable conditions and approvals. No assurance can be given that the protocol or the regional concession and assignment instruments will be reinstated, validated, implemented or supplemented by all agreements necessary to commence construction or operations.

The Company previously estimated that Côte d’Ivoire had a population of approximately 26.4 million, generated approximately 0.9 kilograms of municipal solid waste per person per day and collected approximately 65% of generated waste. Based on those preliminary assumptions, management estimated that the country could generate or collect at least approximately 16,000 metric tons of municipal solid waste per day and potentially support six to eight waste-to-energy complexes, including centralized facilities serving multiple municipalities. These estimates are preliminary and remain subject to updated demographic, collection, waste-characterization, engineering, environmental, feasibility and governmental review.

2. Sovereign or Governmental Guarantees

The contemplated project structure included governmental support for obligations arising under waste-supply, land, treated-effluent, power-purchase, concession and related agreements. Potential obligations could include tipping or treatment fees, electricity and by-product payments, termination amounts and other sums payable following a governmental default or compensable breach. The scope and enforceability of any governmental guarantee would depend on definitive instruments, approval by the Ministry responsible for economy and finance, and compliance with applicable law. No sovereign or governmental guarantee is presently in effect.

3. Site Identification and Land Rights

Potential sites for the Dabou and Bouaké projects were identified, and BioCrude received a proposed industrial parcel following its October 2023 request to SOGEDI. The contemplated land arrangements included governmental assignment of state or industrial-development land or an emphyteutic or other long-term lease. Final land rights would require surveys, site descriptions, title or occupancy documentation, environmental and technical confirmation, and completion of the applicable governmental and contractual procedures. No final, unconditional land right is presently effective for construction of either project.

4. Assignment, Change of Control and Financing Rights

The proposed project arrangements were intended to permit BioCrude, subject to governmental consent and definitive documentation, to assign project rights to an affiliate, project-level special-purpose vehicle, financing party or other permitted entity, and to pledge or otherwise provide project rights as security for financing. BioCrude contemplated the possible participation of BioCrude Technologies (Hong Kong) Limited. Any assignment, change of control, subrogation or security interest would remain subject to the governing agreements, financing documents, governmental approvals and Côte d’Ivoire law. The Company presently has no fully effective project-financing or security rights relating to the proposed projects.

5. Tax, Customs and Investment Incentives

CEPICI’s August 2023 correspondence confirmed preliminary eligibility for investment incentives that could include fiscal, customs and import-duty relief, subject to applicable investment-code procedures, governmental approvals and definitive documentation. The contemplated incentives included potential relief from value-added tax; customs and import duties on machinery, vehicles, materials and equipment; and certain corporate taxes applicable to project companies. The availability, duration and scope of any incentive remain conditional, and no complete incentive package is presently effective for either project.

Preliminary Financial Metrics

The Company previously prepared preliminary financial projections for a proposed facility in the Autonomous District of Lagunes and anticipated that the Bouaké facility could have substantially similar characteristics because the two plants were contemplated as projects of comparable capacity and design. The financial model requirements attached to the February 2024 protocol contemplated detailed assumptions concerning capital and operating costs, financing structure, electricity pricing, waste or biomass supply, taxation, debt service, investment returns, sensitivity analysis and financial statements.

All projections remain preliminary and are subject to resolution of the LABEX dispute; confirmation of waste quantities and composition; governmental acceptance of the technical studies; site and geotechnical conditions; final engineering and environmental requirements; capital and operating costs; electricity tariffs and power-purchase terms; waste-treatment fees; financing availability; tax and customs treatment; governmental support; construction schedules; and the execution or effectiveness of definitive project agreements. Because the Company withdrew from the active governmental process, the matter remains under review by the Office of the Prime Minister and the complete project agreement package is not in effect, the Company cannot determine whether the projects will proceed or whether prior projections would remain applicable if discussions resume.

Côte d’Ivoire Risk Factor

The proposed Côte d’Ivoire projects are subject to an unresolved technical and governmental dispute and may never be reactivated. Although management believes that the LABEX report is accurate, reliable, properly certified and sufficient for the applicable stage of project development, the relevant technical division has not accepted or acted upon it in a manner satisfactory to the Company. The matter is under review by the Office of the Prime Minister, and the Company cannot predict whether the dispute will be resolved in its favor, whether further work will be required, or whether project discussions will resume.

Although the February 2024 protocol and certain March 2024 regional concession and assignment instruments were executed, material conditions, national approvals and related agreements remain outstanding or unresolved. Governmental authorities could reject or require revisions to the technical work, impose additional commercial or technical conditions, decline to implement the existing instruments, select another developer or determine that the projects will not proceed. The Company may incur additional costs if discussions resume, and there can be no assurance that such expenditures would result in effective agreements, financing, construction or revenue. Investors should not attribute value to the proposed projects as completed, financed or revenue-generating assets.

Technical Data and Financial Metrics for One Proposed Complex

The following assumptions are illustrative and relate to a proposed complex designed to process approximately 2,000 metric tons of municipal solid waste per day. They are preliminary and subject to definitive agreements, final engineering, waste characterization, financing, construction and operating performance.

Minimum Feedstock Supply and Put-or-Pay Provisions

The contemplated project agreements would require the applicable governmental or municipal authority to deliver a minimum contracted quantity of municipal solid waste. For a facility designed to process approximately 2,000 metric tons per day, the public authority would be obligated to make that minimum quantity available in accordance with the applicable put-or-pay provisions.

Under a put-or-pay arrangement, the public authority would remain responsible for the minimum contracted waste treatment or processing charges even if actual deliveries were below the agreed minimum. Subject to definitive terms, the project company would therefore be entitled to payment based on the contracted minimum rather than solely on the quantity physically delivered.

Revenue from Marketable By-Products

For illustrative purposes, projected annual processing volume would be calculated as 2,000 metric tons per day multiplied by 365 days per year, or approximately 730,000 metric tons annually. Applying an illustrative contractual rate of US$60.50 per metric ton would produce an illustrative first-year amount of approximately US$44.165 million attributable to the applicable by-product or processing revenue category. This calculation is not a forecast of recognized revenue.

Under the contemplated structure, the applicable rate could increase by 4.5% annually, compounded during the initial contract term and any renewal period. Actual revenue would depend on definitive contractual terms, facility availability, performance, production volume and quality, market demand, counterparty payment and applicable accounting requirements.

Minimum Billing Quantity

The minimum billable quantity for marketable derivative by-products would be based on the facility’s contracted minimum processing capacity and the applicable put-or-pay provisions. This mechanism could apply independently of fluctuations in the actual number or quantity of by-products produced, except as otherwise provided in definitive agreements. Renewable-electricity revenue and any carbon or emissions-reduction credits would be calculated separately.

Renewable Electricity Tariff

The proposed power-purchase agreement would establish an initial tariff for electricity generated by the facility. During the first year following commercial operation, electricity would be sold to the applicable utility or authorized off-taker at the contractual tariff. Thereafter, the tariff could be adjusted annually under an agreed escalation or indexation formula linked to inflation, another economic index, a fixed percentage or another negotiated methodology. The actual tariff, indexation, payment security and adjustment provisions would be established in the definitive power-purchase agreement.

Projected Renewable Energy Production

For a facility receiving a minimum guaranteed supply of approximately 2,000 metric tons of municipal solid waste per day and assuming an average calorific value of approximately 2,200 kilocalories per kilogram, management has projected gross renewable-electricity generation of approximately 16 megawatts. After accounting for electricity required to operate the facility and its ancillary systems, projected net electricity available for sale would be approximately 13.4 megawatts.

These figures are preliminary estimates and remain subject to confirmation through final waste-characterization studies, engineering design, equipment selection, plant efficiency, moisture content, calorific value, facility availability, parasitic load, operating conditions and other technical factors. They should not be interpreted as guarantees of output, revenue or project performance.

Summary of Illustrative Project Assumptions

Illustrative Assumption	Amount / Description
Minimum contracted waste supply	Approximately 2,000 metric tons per day
Illustrative annual processing volume	Approximately 730,000 metric tons
Illustrative by-product / processing rate	US$60.50 per metric ton
Illustrative first-year amount at stated rate	Approximately US$44.165 million
Illustrative annual escalation	4.5%, compounded, subject to definitive agreements
Assumed average calorific value	Approximately 2,200 kcal/kg
Projected gross generation	Approximately 16 MW
Projected net electricity available for sale	Approximately 13.4 MW

TECHNICAL DATA / FINANCIAL METRICS & PROJECTIONS FOR 1 COMPLEX

Project Development & Implementation

Project Capacity	2 000 tons /day
Electricity recovery	16.0 MW- h (gross) 13.4 MW-h (net)
Fertilizer production	320 tons/day
Construction material recovery	600 tons/day
Carbon Credits (CER’s)	132,000 tons CO2/y
Tipping fee rates	$ 0.00 US/ton
Resale electricity rates (PPA)	$ 0.074 US/kW-h
Resale of marketable by-products rates **	$ 60.50 US/ton
Carbon Emissions Reduction Credits (CER’s) resale rates	$ 0.00 US/ton (CO2) [BONUS]
Project Cost
Process engineering & technology (JV – License)	0.0 million USD
Construction cost	128.7 million USD
Working capital	6.8 million USD
Construction schedule (from groundbreaking)	18 - 20 months
Total Project Cost		135.5 million USD

Project Finance
Equity	13.3 million USD
Debt	115.0 million USD
Deferred debt (construction period)	7.2 million USD
Total Project Cost		135.5 million USD
Revenue*
Base Resale of marketable by-products ($60.50 X 2,000 tons)	46.2 million USD
Electricity recovery	7.9 million USD
Carbon credits (CER’s)	0.0 million USD
Construction material recovery	0.0 million USD
Total Revenue		54.1 million USD/year

Expenses		37.9 million USD/year

Net Income		16.2 million USD/year

Note Bene

*Official 1st full year of operation following construction, i.e. year 3

 ** Minimum Feedstock Supply and Put-or-Pay Provisions

Under the contemplated project agreements, the applicable governmental or municipal authorities would be required to deliver a minimum contracted quantity of municipal solid waste to each project facility. For a facility designed to process approximately 2,000 metric tons per day, the relevant public authority would be obligated to make available that minimum daily quantity in accordance with the applicable put-or-pay provisions.

Under a put-or-pay arrangement, the public authority would remain responsible for paying the minimum contracted waste-treatment or processing charges even if the quantity of waste actually delivered during a particular period is less than the agreed minimum. Accordingly, the project company would be entitled, subject to the terms of the definitive agreements, to receive payment based on the contracted minimum quantity rather than solely on the volume physically delivered.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,740,520 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The completions of financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

For the six months ended June 30, 2026, and 2025

Revenue

We did not generate revenue during the six months ended June 30, 2026, and 2025.

Costs and Expenses

During the six months ended June 30, 2026, there were $61,875 of operating expenses consisting of general and administrative expenses compared to $99,223 of operating expenses for the same period in 2025. The decrease in operating expenses is mainly related to bonuses or commission fees paid through shares during the same period in 2025, with no similar expenses during the six months ended June 30, 2026.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $1,238 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the six months period ended June 30, 2026, and 2025. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the six months period ended June 30, 2026	For the six months period ended June 30, 2025
Net cash used in operating activities	$(56,311)	$(57,839)
Net cash used in investing activities	—	—
Net cash provided by financing activities	55,603	58,031
Effect of exchange rate changes on cash	—	—
Net (decrease) increase in Cash	(708)	192
Cash, beginning of period	1,946	4
Cash, end of period	$1,238	$196

Due to the limited nature of the Company’s operations to date, the Company does not believe that past performance is any indication of future performance. The impact on the Company’s revenues of recognized trends and uncertainties in our market will not be recognized until such a time as the Company has had sufficient operations to provide a baseline.

Operating activities

Net cash used in operating activities was $56,311 for the six months ended June 30, 2026, as a result of net loss of $  62,855, unrealized foreign exchange gain of $29,142, and change in accounts payable and accruals of $14,076 offset by change in amortization of $2,426, stock issued for services of $27,432, and change in accounts payable and accruals - related party of $7,340, accrued interest of $1,515, and accrued interest - related party of $11,049.

Net cash used in operating activities was $57,839 for the six months ended June 30, 2025, as a result of net loss of $105,687, offset by unrealized foreign exchange loss of $4,492, change in prepaid expenses of $5,200, change in accounts payable and accruals of $34,874, change in amortization of $2,427 and accrued interest of $855.

Investing activities

No cash was used in investing activities for the six months ended June 30, 2026 and 2025.

Financing activities

Net cash provided by financing activities was $55,603   for the six months ended June 30, 2026, as a result of $29,313 proceeds from a sale of stock in a private placement, $3,857 proceeds from cash advanced from a related party, and $34,836 proceeds of loans payable offset by $12,402 repayments of related party advances..

Net cash provided by financing activities was $58,031 for the six months ended June 30, 2025, as a result of $58,529 proceeds from cash advanced from a related party offset by $498 repayments of related party advances.

Since inception, the Company has financed its cash requirements principally through issuances of common stock, borrowings and related-party advances. The Company expects to continue to incur negative operating cash flows until it generates sufficient revenue from operations. Management intends to seek additional equity or debt financing to fund operations and working-capital requirements; however, there can be no assurance that financing will be available on acceptable terms, or at all, or that the Company will generate sufficient revenue to reduce its dependence on external financing

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth.

To address these risks, the Company must, among other things, secure customers and project counterparties, execute its business and marketing strategy, respond to competitive and regulatory developments, obtain financing and attract and retain qualified personnel. Failure to address these risks could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Available Information

The Company is subject to the informational requirements of the Exchange Act. Reports and other information filed with the SEC are available free of charge through the SEC’s EDGAR database at www.sec.gov.

The Company intends to provide its stockholders with annual reports containing audited financial statements and quarterly reports containing reviewed unaudited interim financial statements, as applicable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has limited exposure to interest-rate risk because its interest-bearing obligations bear fixed rates or are payable on demand. The Company is exposed to foreign-currency translation and transaction risk through its operations and balances denominated in currencies other than the U.S. dollar; however, management does not currently consider this exposure to be material.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer, who also serves as the Company’s principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2026. Based on this evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2026, the Company issued 7,325 shares of the Company’s common stock for cash proceeds of $29,313. The Company also issued 6,858 shares with a fair value of $27,432 for referrals and services rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 10, 2026

Biocrude Technologies USA, Inc.
Registrant

By:	/s/ John Moukas
Chief Executive Officer