Form 10-Q/A
period 2026-06-30
BioCrude Technologies USA, Inc.
filed 2026-11-12
CIK 1690384

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends BioCrude Technologies USA, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, filed with the Securities and Exchange Commission on August 11, 2026 (Accession No. 0001731122-26-001036). The Company determined that an earlier working version was inadvertently uploaded and filed instead of the final corrected version approved by the Company. This Amendment replaces and restates the report in full using the corrected version. The corrections principally clarify the classification and presentation of related-party debt and accrued interest and correct operating and financing cash-flow amounts. This Amendment does not reflect subsequent events, except for its date and the new certifications and signature required for this filing.

Summary of corrections from the original filing

Area	As originally filed	As corrected in this Amendment
Balance sheet liabilities	Related-party debt: June 30, 2026, $19,240; December 31, 2025, $21,008. Related-party debt interest: $10,848 and —. Debt: $131,656 and $137,243. Debt interest: $14,664 and —.	Related-party debt: $8,392 and $10,360. Accrued interest—related party: $10,848 and $10,648. Debt: $121,852 and $103,443. Accrued interest: $35,316 and $33,800.
Stockholders’ deficit	Accumulated other comprehensive income, June 30, 2026: $28,719. Accumulated deficit: $(9,743,747).	Accumulated other comprehensive income: $28,720. Accumulated deficit: $(9,743,748).
Comprehensive loss	Six months ended June 30, 2026: total comprehensive loss $(62,756); loss attributable to equity shareholders $(62,785).	Total comprehensive loss $(62,754); loss attributable to equity shareholders $(62,783).
Operating cash flows	Six months ended June 30, 2026: unrealized foreign-exchange loss $(29,142); accrued related-party interest $11,048; net cash used in operating activities $(56,311).	Unrealized foreign-exchange gain $3,630; accrued related-party interest $201; net cash used in operating activities $(41,647).
Financing cash flows	Six months ended June 30, 2026: related-party advances $3,857; loan proceeds $34,836; related-party debt repayments $(12,402); net cash provided by financing activities $55,603.	Related-party advances $14,045; repayments of related-party advances $(22,591); loan proceeds $21,584; repayments of related-party debt $(1,412); net cash provided by financing activities $40,939. The 2025 comparative repayment of $(498) is reclassified from loan proceeds to repayments of related-party advances.
Management’s discussion and analysis	The summarized operating and financing cash-flow amounts reflected the earlier version.	The cash-flow discussion and summary are conformed to the corrected financial statements above.

In accordance with Exchange Act Rule 12b-15, this Amendment is numbered Amendment No. 1, sets forth the complete text of the report as amended, is separately designated as Form 10-Q/A, and includes an updated signature page and new certifications as Exhibits 31.1, 31.2, and 32.1.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,238	$1,946
TOTAL CURRENT ASSETS	1,238	1,946

Property, plant and equipment	6,611	9,037
TOTAL ASSETS	$7,849	$10,983

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$58,367	$72,443
Accounts payable and accrued liabilities - related parties	250,530	251,736
Related party debt	8,392	10,360
Accrued interest - related party	10,848	10,648
Debt	121,852	103,443
Accrued interest	35,316	33,800
TOTAL CURRENT LIABILITIES	485,305	482,430
TOTAL LIABILITIES	485,305	482,430

Commitments and contingencies	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, and 50,876,159 and 50,861,976 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively.	50,877	50,862
Additional paid-in capital	9,186,695	9,129,965
Accumulated other comprehensive income	28,720	28,648
Accumulated deficit	(9,743,748)	(9,676,929)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTABLE TO EQUITY STOCKHOLDERS OF THE COMPANY	(477,456)	(467,454)
NON-CONTROLLING INTEREST	—	(3,993)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,849	$10,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	26,706	41,480	61,138	99,223
LOSS FROM OPERATIONS	(26,706)	(41,480)	(61,138)	(99,223)

Interest expense	(855)	(5,561)	(1,717)	(6,464)
Income tax expense	—	—	—	—

NET LOSS	$(27,561)	$(47,041)	$(62,855)	$(105,687)

OTHER COMPREHENSIVE LOSS
Translation to reporting currency	5	(182)	101	(1,117)
TOTAL COMPREHENSIVE LOSS	$(27,556)	$(47,223)	$(62,754)	$(106,804)

NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(27,561)	$(47,041)	$(62,855)	$(105,687)
Non-controlling interest	—	—	—	—
NET LOSS	$(27,561)	$(47,041)	$(62,855)	$(105,687)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(27,556)	$(47,249)	$(62,783)	$(107,187)
Non-controlling interest	—	26	29	383
TOTAL COMPREHENSIVE LOSS	$(27,556)	$(47,223)	$(62,754)	$(106,804)

Net loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	50,872,213	50,798,915	50,869,726	50,798,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

 (EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Number of shares	Par Value	Additional Paid-in Capital	Subscription Receivable	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non-controlling interest	Total
Balance at Dec. 31, 2024	50,854,726	$50,855	$9,100,972	$—	$28,627	$(9,479,487)	$(299,033)	$(4,002)	$(303,035)

Foreign currency translation loss	—	—	—	—	(1,292)	—	(1,292)	357	(935)
Net loss	—	—	—	—	—	(58,646)	(58,646)	—	(58,646)
Balance at March 31, 2025	50,854,726	$50,855	$9,100,972	$—	$27,335	$(9,538,133)	$(358,971)	$(3,645)	$(362,616)

Foreign currency translation loss	—	—	—	—	(208)	—	(208)	26	(182)
Net loss	—	—	—	—	—	(47,041)	(47,041)	—	(47,041)
Balance at June 30, 2025	50,854,726	$50,855	$9,100,972	$—	$27,127	$(9,585,174)	$(406,220)	$(3,619)	$(409,839)

Balance at Dec. 31, 2025	50,861,976	$50,862	$9,129,965	$—	$28,648	$(9,676,929)	$(467,454)	$(3,993)	$(471,447)
Stock issued for services	5,500	6	21,994	—	—	—	22,000	—	22,000
Stock issued for cash	3,750	4	15,016	—	—	—	15,020	—	15,020
Foreign currency translation loss	—	—	—	—	67	—	67	29	96
Net loss	—	—	—	—	—	(35,294)	(35,294)	—	(35,294)
Balance at March 31, 2026	50,871,226	$50,872	$9,166,975	$—	$28,715	$(9,712,223)	$(465,661)	$(3,964)	$(469,625)

Stock issued for services	1,358	1	5,431	—	—	—	5,432	—	5,432
Stock issued for cash	3,575	4	14,289	—	—	—	14,293	—	14,293
Foreign currency translation loss	—	—	—	—	5	—	5	—	5
Elimination of non-controlling interest	—	—	—	—	—	(3,964)	(3,964)	3,964	—
Net loss	—	—	—	—	—	(27,561)	(27,561)	—	(27,561)
Balance at June 30, 2026	50,876,159	$50,877	$9,186,695	$—	$28,720	$(9,743,748)	$(477,456)	$—	$(477,456)

The accompanying notes to unaudited condensed consolidated financial statements

BIOCRUDE TECHNOLOGIES USA, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	June 30, 2026	June 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,855)	$(105,687)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,426	2,427
Stock issued for services	27,432	—
Unrealized foreign exchange (gain) loss	(3,630)	4,492
Prepaid expenses	—	5,200
Accounts payable and accruals	(14,076)	14,130
Accounts payable and accrued liabilities - related party	7,340	20,744
Accrued interest and interest expenses	1,515	754
Accrued interest - related party	201	101
Net cash used in operating activities	(41,647)	(57,839)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	14,045	58,529
Repayments of related party advances	(22,591)	(498)
Proceeds of loans payable	21,584	—
Repayments of related party debt	(1,412)	—
Proceeds from private placement(s)	29,313	—
Net cash provided by financing activities	40,939	58,031

CHANGE IN CASH DURING THE PERIOD	(708)	192

CASH BEGINNING	1,946	4

CASH ENDING	$1,238	$196

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Stock issued for services	$27,432	$—
Non-cash Investing & Financing Activities:
Common Stock issued for subscription receivable	$—	$—

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

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $ 9,743,748 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

 Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and highly liquid instruments with an original maturity of three months or less. As of June 30, 2026, and December 31, 2025, the Company does not have cash equivalents.

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

Nota Bene: If you compare the technology of the Competition in juxtaposition to BioCrude’s (further elaborated upon, hereinunder, you will be able to see why “BioCrude is the logical choice for the present and the future”.

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

The myth that landfilling is a cost-effective solution is what it is, a myth. There are long term ramifications, especially when the landfills are not proper “Scientific Landfills” (environmental implications; rainfall, leachate, percolation, contamination (soil and water table). Even the fact that, if a Scientific Landfill is deployed (with membrane linings) at an astronomical cost (the cost of construction of a Scientific landfill, which could host approximately 2,000 TPD of waste for 25 years could cost approximately 100 MUSD), after a few earth tremors or shifting of land, the membrane could crack, or over time, the membrane will deteriorate, thus yielding the same negative environmental impacts, only deferred in time.

Another issue to address is the continual use of landfills. As time goes on, and waste is continuously generated by the populace and its activities, more and more landfills have to be created, to a point where a good part of the country will become a cemetery for garbage. Municipalities/governments must plan to integrate their waste management from a strategic and financial perspective.

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

The Company previously estimated that Côte d’Ivoire had a population of approximately 26.4 million, generated approximately 0.9 kilograms of municipal solid waste per person per day and collected approximately 65% of generated waste. Based on those preliminary assumptions, management estimated that the country could generate or collect at least approximately 16,000 metric tonnes of municipal solid waste per day and potentially support six to eight waste-to-energy complexes, including centralized facilities serving multiple municipalities. These estimates are preliminary and remain subject to updated demographic, collection, waste-characterization, engineering, environmental, feasibility and governmental review.

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

Technical Data and Financial Metrics for One Proposed Complex

The following assumptions are illustrative and relate to a proposed complex designed to process approximately 2,000 metric tonnes of municipal solid waste per day. They are preliminary and subject to definitive agreements, final engineering, waste characterization, financing, construction and operating performance.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,743,748 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.

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

Costs and Expenses

During the six months ended June 30, 2026, there were $61,138 of operating expenses consisting of general and administrative expenses compared to $99,223 of operating expenses for the same period in 2025. The decrease in operating expenses is mainly related to bonuses or commission fees paid through shares during the same period in 2025, with no similar expenses during the six months ended June 30, 2026.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $1,238 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the six months period ended June 30, 2026, and 2025. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the six months period ended June 30, 2026	For the six months period ended June 30, 2025
Net cash used in operating activities	$(41,647)	$(57,839)
Net cash used in investing activities	—	—
Net cash provided by financing activities	40,939	58,031
Effect of exchange rate changes on cash	—	—
Net (decrease) increase in Cash	(708)	192
Cash, beginning of period	1,946	4
Cash, end of period	$1,238	$196

Due to the limited nature of the Company’s operations to date, the Company does not believe that past performance is any indication of future performance. The impact on the Company’s revenues of recognized trends and uncertainties in our market will not be recognized until such a time as the Company has had sufficient operations to provide a baseline.

Operating activities

Net cash used in operating activities was $41,647 for the six months ended June 30, 2026, as a result of net loss of $62,855, unrealized foreign exchange gain of $3,630, and change in accounts payable and accruals of $14,076 offset by change in amortization of $2,426, stock issued for services of $27,432, and change in accounts payable and accruals - related party of $7,340, accrued interest of $1,515, and accrued interest - related party of $201.

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

Financing activities

Net cash provided by financing activities was $40,939 for the six months ended June 30, 2026, as a result of $29,313 proceeds from a sale of stock in a private placement, $14,045 proceeds from cash advanced from a related party, and $21,584 proceeds of loans payable offset by $22,591 repayments of related party advances, and $1,412 repayments of related party debt.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 10, 2026

Biocrude Technologies USA, Inc.
Registrant

By:	/s/ John Moukas
Chief Executive Officer