Form 10-Q
period 2026-09-30
BioCrude Technologies USA, Inc.
filed 2026-11-12
CIK 1690384

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of September 30, 2026, the issuer had 50,881,092 shares of common stock issued and outstanding. As of November 11, 2026, the issuer had 50,883,880 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$307	$1,946
TOTAL CURRENT ASSETS	307	1,946

Property, plant and equipment	5,398	9,037
TOTAL ASSETS	$5,705	$10,983

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$63,432	$72,443
Accounts payable and accrued liabilities - related parties	246,795	251,736
Related party debt	5,109	10,360
Accrued interest – related party	10,903	10,648
Debt	121,633	103,443
Accrued - interest	36,062	33,800
TOTAL CURRENT LIABILITIES	483,934	482,430
TOTAL LIABILITIES	483,934	482,430

Commitments and contingencies	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized, and 50,881,092 and 50,861,976 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	50,882	50,862
Additional paid-in capital	9,206,422	9,129,965
Accumulated other comprehensive income	28,725	28,648
Accumulated deficit	(9,764,258)	(9,676,929)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTABLE TO EQUITY STOCKHOLDERS OF THE COMPANY	(478,229)	(467,454)
NON-CONTROLLING INTEREST	—	(3,993)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,705	$10,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
REVENUE	$—	$—	$—	$—
OPERATING EXPENSES

General and administrative	19,709	38,005	80,848	137,228
LOSS FROM OPERATIONS	(19,709)	(38,005)	(80,848)	(137,228)

Interest expense	(801)	(859)	(2,518)	(7,323)
Income tax expense	—	—	—	—

NET LOSS	$(20,510)	$(38,864)	$(83,366)	$(144,551)

OTHER COMPREHENSIVE LOSS
Translation to reporting currency	5	307	106	(810)
TOTAL COMPREHENSIVE LOSS	$(20,505)	$(38,557)	$(83,260)	$(145,361)

NET LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(20,510)	$(38,864)	$(83,366)	$(144,551)
Non-controlling interest	—	—	—	—
NET LOSS	$(20,510)	$(38,864)	$(83,366)	$(144,551)

TOTAL COMPREHENSIVE LOSS ATTRIBUTABLE TO
Equity shareholders of the Company	$(20,505)	$(38,531)	$(83,289)	$(145,718)
Non-controlling interest	—	(26)	29	357
TOTAL COMPREHENSIVE LOSS	$(20,505)	$(38,557)	$(83,260)	$(145,361)

Net loss per common share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	50,878,544	50,798,915	50,872,700	50,798,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

 (EXPRESSED IN US DOLLARS)

(UNAUDITED)

	Number of shares	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total equity attributable to equity shareholders of the Company	Non-controlling interest	Total
Balance at December 31, 2024	50,854,726	$50,855	$9,100,972	$28,627	$(9,479,487)	$(299,033)	$(4,002)	$(303,035)
Foreign currency translation loss	—	—	—	(1,292)	—	(1,292)	357	(935)
Net loss	—	—	—	—	(58,646)	(58,646)	—	(58,646)
Balance at March 31, 2025	50,854,726	$50,855	$9,100,972	$27,335	$(9,538,133)	$(358,971)	$(3,645)	$(362,616)
Foreign currency translation loss	—	—	—	(208)	—	(208)	26	(182)
Net loss	—	—	—	—	(47,041)	(47,041)	—	(47,041)
Balance at June 30, 2025	50,854,726	$50,855	$9,100,972	$27,127	$(9,585,174)	$(406,220)	$(3,619)	$(409,839)
Foreign currency translation loss	—	—	—	333	—	333	(26)	307
Net loss	—	—	—	—	(38,864)	(38,864)	—	(38,864)
Balance at September 30, 2025	50,854,726	$50,855	$9,100,972	$27,460	$(9,624,038)	$(444,751)	$(3,645)	$(448,396)

Balance at December 31, 2025	50,861,976	$50,862	$9,129,965	$28,648	$(9,676,929)	$(467,454)	$(3,993)	$(471,447)
Stock issued for services	5,500	6	21,994	—	—	22,000	—	22,000
Stock issued for cash	3,750	4	15,016	—	—	15,020	—	15,020
Foreign currency translation loss	—	—	—	67	—	67	29	96
Net loss	—	—	—	—	(35,294)	(35,294)	—	(35,294)
Balance at March 31, 2026	50,871,226	$50,872	$9,166,975	$28,715	$(9,712,223)	$(465,661)	$(3,964)	$(469,625)

Stock issued for services	1,358	1	5,431	—	—	5,432	—	5,432
Stock issued for cash	3,575	4	14,289	—	—	14,293	—	14,293
Foreign currency translation loss	—	—	—	5	—	5	—	5
Elimination of non-controlling interest	—	—	—	—	(3,964)	(3,964)	3,964	—
Net loss	—	—	—	—	(27,561)	(27,561)	—	(27,561)
Balance at June 30, 2026	50,876,159	$50,877	$9,186,695	$28,720	$(9,743,748)	$(477,456)	$—	$(477,456)

Stock issued for services	1,358	1	5,431	—	—	5,432	—	5,432
Stock issued for cash	3,575	4	14,296	—	—	14,300	—	14,300
Foreign currency translation loss	—	—	—	5	—	5	—	5
Net loss	—	—	—	—	(20,510)	(20,510)	—	(20,510)
Balance at September 30, 2026	50,881,092	$50,882	$9,206,422	$28,725	$(9,764,258)	$(478,229)	$—	$(478,230)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOCRUDE TECHNOLOGIES USA, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(EXPRESSED IN US DOLLARS)

(UNAUDITED)

	September 30, 2026	September 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,366)	$(144,551)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,639	3,640
Stock issued for services	32,864	—
Unrealized foreign exchange (gain) loss	(3,879)	2,010
Prepaid expenses	—	5,200
Accounts payable and accruals	(9,010)	10,442
Accounts payable and accrued liabilities - related party	2,287	37,558
Accrued interest and interest expenses	2,261	2,240
Accrued interest - related party	256	296
Net cash used in operating activities	(54,948)	(83,165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	20,574	84,550
Repayments of related party advances	(27,802)	(1,280)
Proceeds of loan payable	21,584	—
Repayments of related party debt	(4,660)	—
Proceeds from private placement(s)	43,613	—
Net cash provided by financing activities	53,309	83,270

CHANGE IN CASH DURING THE PERIOD	(1,639)	105

CASH BEGINNING	1,946	4

CASH ENDING	$307	$109

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Stock issued for services	$32,864	$—

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

Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2025, included in the Company’s 2025 annual report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Going Concern

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with United States generally accepted accounting principles (“US GAAP”) which contemplate the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,764,258 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern. The Company’s ability to continue its operations as a going concern, realize the carrying value of its assets, and discharge its liabilities in the normal course of business is dependent upon its ability to raise new capital sufficient to fund its commitments and ongoing losses, and ultimately on generating profitable operations.

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

Level 1 - quoted prices in active markets for identical assets or liabilities at the reporting date.

Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable   at the reporting date.

Level 3 - inputs that are unobservable (for example cash flow modeling inputs based on assumptions)   at a reporting date.

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

Foreign exchange gains and losses on the settlement of foreign currency transactions are included in general and administration expenses. Except for translations of intercompany balances, all translations of monetary balances to the functional currency at the period-end   exchange rate are included in the foreign exchange expense. The translations of intercompany balances to the functional currency at the year-end exchange rate are included in accumulated other comprehensive income or loss.

The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash balances and highly liquid instruments with an original maturity of three  months or less. As of September 30, 2026, and December 31, 2025, the Company does not have cash equivalents.

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost and depreciated to its estimated residual values using the straight-line method over its estimated useful lives of 8 years. Property, plant, and equipment consisted of the following:

	Server	Web Design	TOTAL
COST
Balance, December 31, 2025 and September 30, 2026	$30,048	$7,326	$37,374

ACCUMULATED DEPRECIATION
Balance, December 31, 2025	$24,512	$3,825	$28,337
Depreciation Expense	987	226	1,213
Balance, March 31, 2026	25,499	4,051	29,550
Depreciation Expense	987	226	1,213
Balance, June 30, 2026	$26,486	$4,277	$30,763
Depreciation Expense	987	226	1,213
Balance, September 30, 2026	$27,473	$4,503	$31,976

PROPERTY, PLANT AND EQUIPMENT, NET
Balance, December 31, 2025	$5,536	$3,501	$9,037
Balance, September 30, 2026	$2,575	$2,823	$5,398

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

The Company accounts for share-based payments to nonemployees for goods and services in accordance with ASC 718, Compensation—Stock Compensation. Equity-classified awards are measured at the grant-date fair value of the equity instruments issued. The related cost is recognized as goods are obtained or services are received, in the same periods and in the same manner as if the Company had paid cash for those goods or services. Such costs are expensed unless capitalization is required under other applicable accounting guidance.

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

During the nine months ended September 30, 2026, the Company issued 8,216 shares of the Company’s common stock, with a fair value of $32,864 for services rendered. The Company also issued 10,900 shares of the Company’s common stock for cash proceeds of $43,600.

As of September 30, 2026, there were 50,881,092 shares of common stock issued and outstanding.

NOTE 4 – DEBT

As of September 30, 2026, the Company has loans payable of $121,633 (December 31, 2025 – $103,443) in principal and accrued interest of $36,062 (December 31, 2025 - $33,800) outstanding. Included in the balance of debt, $48,313 (December 31, 2025 - $29,439) was cash advanced with no interest bearing and due on demand and $73,320 (December 31, 2025 - $74,004) was loans that bear interest at a rate of 4% per annum, are unsecured, and are due on demand.

NOTE 5 - RELATED PARTY DEBT

As of September 30, 2026, the Company has debt of $5,109 (December 31, 2025 - $10,360) in principal and accrued interest of $10,903 (December 31, 2025 - $10,648) due to a director of the Company, that bears interest at a rate of 4% per annum, is unsecured, and is due on demand.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2026, the CEO of the Company had earned compensation and advanced the Company of $21,839   and was repaid $26,780 which resulted in an accounts payable and accrued liabilities – related parties of $235,917 as of September 30, 2026 (December 31, 2025 - $240,858). These amounts are unsecured, without interest, and payable on demand.

During the nine months ended September 30, 2026, the CEO’s brother in-law (and shareholder), had advanced the Company $nil resulting in an accounts payable and accrued liabilities – related parties balance of $7,780 as of September 30, 2026 (December 31, 2025 - $7,780). These amounts are unsecured, without interest, and payable on demand.

During the nine months ended September 30, 2026, the CEO’s brother (and shareholder), had advanced the Company $1,022 and was repaid $1,022 resulting in an accounts payable and accrued liabilities – related parties balance of $2,055 as of September 30, 2026 (December 31, 2025 - $2,055). These amounts are unsecured, without interest, and payable on demand.

During the nine months ended September 30, 2026, a director of the Company had advanced the Company $ nil resulting in an accounts payable and accrued liabilities – related parties balance of $1,043 as of September 30, 2026 (December 31, 2025 - $1,043). These amounts are unsecured, without interest, and payable on demand.

During the nine months ended September 30, 2025, the CEO of the Company had earned compensation and advanced the Company of $120,996 and was repaid $1,280 which resulted in an accounts payable and accrued liabilities – related parties of $223,376 as of September 30, 2025. These amounts are unsecured, without interest, and payable on demand.

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

During the nine months ended September 30, 2025, a director of the Company had advanced the Company $nil resulting in an accounts payable and accrued liabilities – related parties balance of $1,043 as of September 30, 2025. These amounts are unsecured, without interest, and payable on demand.

The total of all activity discussed above equated to all related parties advancing the Company $22,862 (December 31, 2025 - $160,376) and being repaid $27,802 (December 31, 2025 - $22,066) during the nine months ending September 30, 2026, and resulted in an ending accounts payable and accrued liabilities - related party balance of $246,795 at September 30, 2026 (December 31, 2025 - $251,736)

NOTE 7 – SEGMENT REPORTING

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

Segment Revenue and Loss

The following table sets forth significant expense categories and other specific amounts included in consolidated net loss that are otherwise regularly provided to the CODM for the nine months ended September 30, 2026, and 2025.

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue	$—	$—	$—	$—

Segment operating expenses:
Dues and Subscriptions	—	—	1,715	—
Business Fees & Licenses	862	91	809	1,775
Courier & Postage	4	5	73	57
Office Supplies	—	31	750	93
Motor Vehicle Expenses	604	451	1,866	1,470
Office Expense	125	—	282	26
Telephone	352	745	1,625	1,756
Travel & Entertainment	—	9,354	—	17,500
Food Expense	549	481	1,643	1,735
Other[1]	4,709	(4,306)	4,853	410
Depreciation Expense	1,213	1,213	3,639	3,639
Accounting & Legal	10,286	11,728	43,893	34,899
Professional Fees	1,005	1,397	12,360	36,310
Wages & Benefits	—	16,815	7,340	37,558
Total Segment operations expense	19,709	38,005	80,848	137,228
Loss from operations	19,709	38,005	80,848	137,228
Interest Expense	801	859	2,518	7,323
Segment net loss	$20,510	$38,864	$83,366	$144,551

[1]	Other segment expense items included in Segment net loss include realized and unrealized (gain) loss on foreign exchange and bank fees.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events from September 30, 2026, through the date whereupon the financial statements were issued and has determined that there are no material events that need to be disclosed except as follows:

Subsequent to September 30, 2026, the Company issued 1,788 shares of the Company’s common stock, with a fair value of $7,150 for cash proceeds of $7,150 (CA $10,000) and 1,000 shares of the Company’s common stock, with a fair value of $4,000 for services rendered.

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

Source : http://www.waste-management-world.com

Competition

The market for Waste-to-Energy is dominated mainly   by Germen, French, American and British companies. Ex.: AE&E Group GmbH, Axpo Kompogas AG, Babcock & Wilcox Volund A/S, Bedminster International Ltd., BiogenGreenfinch, BTA International GmbH, Community Power Corporation, CNIM, Covanta Holding Corporation, EcoCorp Inc., Keppel Integrated Engineering Ltd., North American Power Group Ltd., Organic Waste Systems NV, STRABAG Umweltanlagen GmbH, Veolia Environmental Services, Waste Management Inc., and Wheelabrator Technologies Inc., among others.

Nota Bene: If you compare the technology of the Competition in juxtaposition to BioCrude’s (further elaborated upon, hereinunder), you will be able to see why “BioCrude is the logical choice for the present and the future”.

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

In BioCrude’s MSW-Energy initiative, BioCrude Technologies USA, Inc. incorporated the following technologies in the Integrated Municipal Waste Processing (Waste to Energy) Complex in order to optimize the treatment process in an environmentally friendly manner whilst optimizing the Revenue Model of same, and in turn, pass some of the savings back to the municipalities while still earning an impressive bottom line in juxtaposition to what the competition has to offer with regards to landfilling and incineration:

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

Status of Corporate Activities and Key Milestones

The Company continues to advance its proposed integrated municipal solid-waste-to-energy projects through governmental engagement, technical submissions and negotiations concerning potential contractual arrangements. The following discussion updates the Company’s project-development activities through the date of this report, including developments subsequent to September 30, 2026. Proposed facilities remain subject to governmental review, technical validation, definitive agreements and financing.

Côte d’Ivoire—Summary of Previously Disclosed Matters and Current Status

As previously discussed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, BioCrude pursued proposed waste-to-energy projects in Côte d’Ivoire under a February 2024 protocol and regional concession and assignment instruments executed in March 2024. Advancement of the projects was subsequently affected by a disagreement concerning the acceptance and use of the LABEX waste-characterization report and accompanying certification, together with administrative delays and unresolved approval requirements. The Company delivered notices withdrawing from the proposed projects and related negotiations, and the matter was referred to the Office of the Prime Minister for review.

As of the date of this report, the Company continues to await feedback from the Prime Minister’s Cabinet concerning the Prime Minister’s inquiry into the handling and status of BioCrude’s project file. The technical-review dispute remains unresolved, and the Company has not received a binding commitment that negotiations or active project development will resume.

Although certain regional concession and assignment instruments were previously executed, their effectiveness and implementation remain subject to unresolved conditions, national-level approvals and completion or effectiveness of the other necessary project agreements. No binding power-purchase agreement, sovereign or governmental guarantee, final unconditional land right, project-financing agreement or complete implementation package is presently in effect for these projects. Any resumption would require resolution of the outstanding technical and institutional matters, confirmation of project scope and underlying assumptions, and satisfactory contractual, regulatory and financing arrangements. The Company cannot predict the outcome or timing of the Prime Minister’s inquiry, whether the projects will be reactivated or whether previously prepared technical and financial assumptions would remain applicable.

Nigeria—Renewed Consideration of Abuja, Kano and Kaduna Proposals

The Company has continued governmental-relations and lobbying activities in Nigeria concerning its proposed waste-to-energy facilities. Following these efforts, the relevant governmental authorities renewed contact with BioCrude and reactivated consideration of its proposals for Abuja, in the Federal Capital Territory, and the states of Kano and Kaduna.

The Company is awaiting feedback on whether the respective authorities intend to proceed with formal engagement and the negotiation and execution of definitive project agreements. Reactivation of the proposal files represents renewed governmental consideration and does not constitute a contract award or authorization to commence project implementation.

Senegal—Proposed Memorandum of Understanding for Malika

Governmental authorities in Senegal have renewed discussions with BioCrude concerning a proposed facility in Malika with an anticipated processing capacity of approximately 2,000 metric tons of municipal solid waste per day.

The parties are finalizing the terms of a proposed memorandum of understanding intended to establish a framework for evaluating the Company’s proposal and conducting further negotiations. Those negotiations would seek to determine whether mutually acceptable technical, commercial and implementation terms can be reached. As of the date of this report, the memorandum has not been executed. Any subsequent project commitment would remain subject to definitive agreements and the necessary approvals.

Ghana, Chad, Niger and Sierra Leone—Updated Proposals Submitted for Review

Governmental authorities in Ghana, Chad, Niger and Sierra Leone have renewed contact with BioCrude regarding potential engagement for proposed waste-to-energy facilities. The proposals contemplate processing capacities of approximately 2,000 metric tons per day for Accra, Ghana; 1,500 metric tons per day for N’Djamena, Chad; 2,000 metric tons per day for Niamey, Niger; and 1,500 metric tons per day for Freetown, Sierra Leone.

The Company updated and resubmitted the respective proposals for governmental technical review. BioCrude is awaiting feedback regarding their acceptability, any required modifications and whether the relevant authorities wish to advance toward formal contractual negotiations.

Uzbekistan—Development of a Centralized Regional Proposal

The Company resubmitted a proposal concerning a potential waste-to-energy project serving Tashkent, Uzbekistan. In response, governmental authorities requested that BioCrude prepare a proposal for another area within the Republic of Karakalpakstan.

The Company is developing a proposal for a centralized waste-to-energy facility with an anticipated processing capacity of approximately 700 metric tons of municipal solid waste per day, intended to serve three districts. The contemplated approach would aggregate waste from the participating districts at a common treatment facility. Further development depends on confirmation of sufficient recoverable waste quantities, waste characteristics, collection and transportation logistics, site suitability and the applicable governmental requirements.

Development Priorities and Material Uncertainties

Management’s near-term priorities are to obtain governmental responses, address technical-review comments, finalize the proposed Senegal memorandum of understanding and advance those opportunities for which mutually acceptable project terms can be established. The Company must also secure sufficient working capital to support these activities and pursue the financing and commercial arrangements necessary for implementation.

Governmental interest, renewed communications, reactivation of proposal files and submission of technical materials do not, by themselves, establish enforceable project rights, committed financing or assured revenue. Proposed capacities and project configurations remain preliminary and may change following technical review or negotiation.

Implementation of any facility would depend on the applicable definitive concession and related agreements; satisfactory waste-supply, land, water and electricity off-take arrangements; governmental and regulatory approvals; technical and environmental studies; and sufficient financing. Governmental authorities may request further studies, modify proposed terms, defer decisions or decline to proceed. Development expenditures may not be recoverable, and the Company cannot presently determine whether or when these opportunities will reach contract execution, financial close, construction or commercial operations.

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

Nota Bene

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not generated operating revenues to date and has accumulated losses of $9,764,259 since inception. The Company has funded its operations through the issuance of capital stock, convertible debt, loans, and advances from related parties. Management plans to raise additional funds through equity and/or debt financing. There is no certainty that further funding will be available as needed. These factors raise substantial doubt about the ability of the Company to continue operating as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

Historically, it has mostly relied upon and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

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

Sales of Carbon Credits

The carbon credits gained by reducing greenhouse gas emission and by producing power based on renewable energy (“Clean Design Mechanism” (CDM)) are sold on the carbon credit market.

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

Results of Operations

For the three months ended September 30, 2026, and 2025

Revenue

We did not generate revenue during the three months ended September 30, 2026, and 2025.

Costs and Expenses

During the three months ended September 30, 2026, there were $19,709 of operating expenses consisting of general and administrative expenses compared to $38,005 of operating expenses for the same period in 2025. The decrease in operating expenses is mainly attributable to lower compensation charged by the CEO and lower professional fees incurred during the three months ended September 30, 2026.

For the nine months ended September 30, 2026, and 2025

Revenue

We did not generate revenue during the nine months ended September 30, 2026, and 2025.

Costs and Expenses

During the nine months ended September 30, 2026, there were $80,848 of operating expenses consisting of general and administrative expenses compared to $137,228 of operating expenses for the same period in 2025. The decrease in operating expenses is mainly attributable to lower compensation charged by the CEO and lower professional fees incurred during the nine months ended September 30, 2026.

Liquidity and Capital Resources

As of September 30, 2026, the Company had $307 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for the nine months period ended September 30, 2026, and 2025. To date, we have financed our operations through the issuance of stock and borrowings.

In summary, our cash flows were as follows:

	For the nine months period ended September 30, 2026	For the nine months period ended September 30, 2025
Net cash used in operating activities	$(54,948)	$(83,165)
Net cash used in investing activities	—	—
Net cash provided by financing activities	53,309	83,270
Effect of exchange rate changes on cash	—	—
Net (decrease) increase in Cash	(1,639)	105
Cash, beginning of period	1,946	4
Cash, end of period	$307	$109

Due to the limited nature of the Company’s operations to date, the Company does not believe that past performance is any indication of future performance. The impact on the Company’s revenues of recognized trends and uncertainties in our market will not be recognized until such a time as the Company has had sufficient operations to provide a baseline.

Operating activities

Net cash used in operating activities was $54,948 for the nine months ended September 30, 2026, as a result of net loss of $83,366, unrealized foreign exchange gain of $3,879, and change in accounts payable and accruals of $9,010 offset by change in depreciation   of $3,639, stock issued for services of $32,864, and change in accounts payable and accruals - related party of $2,287, accrued interest of $2,261, and accrued interest - related party of $256.

Net cash used in operating activities was $83,165 for the nine months ended September 30, 2025, as a result of net loss of $144,551 offset by change in accounts payable and accrual liabilities of $10,442, change in accounts payable and accrued liabilities – related party of $37,558, unrealized foreign exchange loss   of $2,010, change in prepaid expenses of $5,200, depreciation of $3,640, and a change in accrued interest and accrued interest-related party of $2,536.

Investing activities

No cash was used in investing activities for the nine months ended September 30, 2026 and 2025.

Financing activities

Net cash provided by financing activities was $53,309 for the nine months ended September 30, 2026, as a result of $43,613 proceeds from a sale of stock in a private placement, $20,574 proceeds from cash advanced from a related party, and $21,584 proceeds of loans payable offset by $27,802 repayments of related party advances and $4,660 repayments of related party debt.

Net cash provided by financing activities was $83,270 for the nine months ended September 30, 2025, as a result $84,550 proceeds from cash advanced from a related party offset by $1,280 repayments of related party advances.

Since inception, the Company has financed its cash requirements principally through issuance of common stock, borrowings and related-party advances. The Company expects to continue to incur negative operating cash flows until it generates sufficient revenue from operations. Management intends to seek additional equity or debt financing to fund operations and working-capital requirements; however, there can be no assurance that financing will be available on acceptable terms, or at all, or that the Company will generate sufficient revenue to reduce its dependence on external financing.

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

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” preceding   this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer, who also serves as the Company’s principal financial officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2026. Based on this evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2026, the Company issued 10,900 shares of the Company’s common stock for cash proceeds of $43,613. The Company also issued 8,216 shares with a fair value of $32,864 for referrals and services rendered.

During the nine months ended September 30, 2025, the Company did not issue any of the Company’s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 12, 2026

Biocrude Technologies USA, Inc.
Registrant

By:	/s/ John Moukas
Chief Executive Officer